Form 10-Q
period 2013-09-30
Jishanye, Inc.
filed 2013-11-18
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 333-186689

JISHANYE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1992903
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

3F., No.10, Yuanxi 2nd Rd.,

Pingtung Agricultural Biotechnology Park,

Changzhi Township, Pingtung 908,

Taiwan, Republic of China

(Address of principal executive offices)

+00886 08 7621913

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of November 4, 2013, there are a total of 12,500,001 shares of common stock issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under Part 1 Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import  refer to Jishanye, Inc., and its subsidiaries.

References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Taiwan using NT$, the currency of Taiwan, and our financial statements are presented in United States dollars (“USD” or “$”).   In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.   These dollar references are based on the exchange rate of NT$ to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JISHANYE, INC. AND SUBSIDIARY

(formerly Yambear Bio-Tech, Inc.)

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and equivalents	$815	$16,302
Accounts receivable, net of allowance for doubtful accounts of $5,070 and $5,010	10	3,359
Other receivables	2,341	1,667
Inventory	27,724	40,291
Deposits	-	7,063

Total current assets	30,890	68,682

PROPERTY AND EQUIPMENT, net	43,305	-
INTANGIBLE ASSETS, net	2,484	757
OTHER LONG-TERM ASSETS	6,940	2,239

TOTAL ASSETS	$83,619	$71,678

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Salaries payable	$2,904	$2,080
Advances from customers	548	1,672
Accrued expenses	8,370	7,478
Loan payable	149,500	-
Total current liabilities	161,322	11,230

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.0001 per share; 100,000,000 shares authorized 12,500,000 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive income	352	2,430
Accumulated deficit	(178,055)	(41,982)
Total stockholders' equity (deficit)	(77,703)	60,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$83,619	$71,678

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(formerly Yambear Bio-Tech, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

			Nine	From Inception
			Months Ended	(April 12, 2012)
	Three Months Ended September 30,		September 30,	to September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	$2,714	$6,268	$24,123	$6,268

Cost of revenue	2,928	1,438	12,228	1,438

Gross profit (loss)	(214)	4,830	11,895	4,830

Operating expenses
Selling	30,005	1,028	48,984	1,028
General and administrative	21,054	19,686	98,240	19,686
Research and development	-	8,931	-	8,931
Total operating expenses	51,059	29,645	147,224	29,645

Loss from operations	(51,273)	(24,815)	(135,329)	(24,815)

Non-operating income (expense):
Other income (expense)	(1,356)	-	(801)	-
Interest income	-	-	57	-
Total non-operating income (expense)	(1,356)	-	(744)	-

Loss before provision for income taxes	(52,629)	(24,815)	(136,073)	(24,815)

Provision for income taxes	-	-	-	-

Net loss	(52,629)	(24,815)	(136,073)	(24,815)

Other comprehensive loss
Foreign currency translation gain (loss)	420	1,664	(2,078)	1,664

Comprehensive loss	$(52,209)	$(23,151)	$(138,151)	$(23,151)

Weighted average shares outstanding:
Basic	12,500,000	12,500,000	12,500,000	12,500,000
Diluted	12,500,000	12,500,000	12,500,000	12,500,000

Loss per share:
Basic	$(0.00)	$(0.00)	$(0.01)	$(0.00)
Diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(formerly Yambear Bio-Tech, Inc.)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine	From Inception
	Months Ended	(April 12, 2012)
	September 30,	to September 30,
	2013	2012
	(unaudited)	(unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(136,073)	$(24,815)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,464	-
(Increase) / decrease in assets:
Accounts receivable	3,271	(2,780)
Other receivables	(699)	-
Inventory	11,794	(28,994)
Deposits	6,899	(6,919)
Other assets	(4,712)	-
Increase / (decrease) in current liabilities:
Accounts payable	-	3,744
Salaries payable	855	2,401
Advances from customers	(1,089)	32
Other payables	1,016	13,185
Net cash used in operating activities	(113,274)	(44,146)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(48,512)	-
Payments for intangible assets	(1,730)	(741)

Net cash used in investing activities	(50,242)	(741)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	100,000
Proceeds from loan payable	149,500	-

Net cash provided by financing activities	149,500	100,000

Effect of exchange rate changes on cash equivalents	(1,471)	1,427

NET INCREASE (DECREASE) IN CASH	(15,487)	56,540

CASH, BEGINNING OF PERIOD	16,302	-

CASH, END OF PERIOD	$815	$56,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2013 (UNAUDITED) AND DECEMBER 31, 2012

Note 1 - Organization and Basis of Presentation

Jishanye, Inc., formerly Yambear Bio-Tech, Inc. (the “Company” or “Jishanye”) was incorporated in the State of Delaware on April 12, 2012. The Company, through its subsidiary is engaged in selling enzymes products to public consumers across Taiwan, and intends to expand business operations by distributing and exporting its enzymes products to Hong Kong, mainland China, Singapore and Malaysia in 2013. The Company’s goal is to distribute and market its enzymes products to high-end consumers by exploring a variety of marketing channels, including, without limitation, telephone sales, sales on TV shopping channels, as well as selling in special counters located in big shopping malls and self-operated stores.

On October 25, 2013, the Company amended its Certificate of Incorporation to change the Company's name to "Jishanye, Inc." which was approved by the Board on October 24, 2013.

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes. The results for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the year ending December 31, 2013.

Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $178,055 and working capital deficit of $130,432 as of September 30, 2013, and cash used in operations of $113,274 for the nine months ended September 30, 2013ly. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company plans to open a retail location in a shopping mall to create brand image and brand awareness and is currently negotiating an agency agreement with an insurance company in Taiwan . Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jishanye and its wholly-owned subsidiary, Jishanye (Taiwan), Inc. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The Company’s functional currency is the Taiwanese Dollar (“Taiwan $”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Foreign Currency Translation

The accounts of the Taiwanese subsidiary are maintained in the Taiwan $ and the accounts of the U.S. parent are maintained in the USD. The accounts of the Taiwanese subsidiary are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the Taiwan $ as its functional currency. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specific estimates include the collectability of accounts receivable and the valuation of inventory, Actual results could differ from those estimates.

Cash and Equivalents

Cash and equivalents include cash in hand and in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Currently, the Company provides all customers with 30 days credit which can be extended to 60 days based on customer needs. At September 30, 2013 and December 31, 2012, the amount of accounts receivable with extended credit terms is $0 and $515, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost or current market price. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. Inventory has a shelf life of three years.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized of the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of September 30, 2013 and December 31, 2012, there was no significant impairment of its long-lived assets.

Intangible Assets

The Company evaluates intangible assets for impairment, at least annually and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. Based on its review, the Company believes that as of September 30, 2013 and December 31, 2012, there was no significant impairment of its intangible assets.

Other Long-Term Assets

Other long-term assets are a rental deposit and a deposit with the Tech Zone in which the Company operates. Both deposits will be returned upon termination of the lease.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company provides sales incentives such as buy a dozen and get one free. The Company recognizes the cost of the free product at the time of sale. The Company does not provide unconditional return. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. For products sold through distributors, the Company recognizes revenue net of discount at the date of sale.

Sales represent the invoiced value of products, net of value-added tax (“VAT”). All of the Company’s products sold in Taiwan are subject to a value-added tax of 5% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Basic and Diluted Earnings (Loss) Per Share

Earnings per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or other instruments convertible into common stock outstanding during the periods ended September 30, 2013 and 2012, therefore basic and diluted loss per share are the same.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Taiwanese subsidiary is the Taiwan $. Translation gains of $ 352 and $2,430 at September 30, 2013 and December 31, 2012, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheets.

Research and Development

The Company expenses its research and development (“R&D”) costs as incurred. R&D expenses consist of expenses incurred for the development of 5 products the Company currently sells. This R&D was incurred jointly with the contract manufacturer. In addition, the Company has ongoing R&D expenses for the development of new products.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies using the average translation rates. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on the Company’s consolidated results of operations or financial condition.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on the Company’s financial position and results of operations.

Note 3 - Inventory

Inventory detail is as follows:

	September 30,	December 31,
	2013	2012

Packing material	$23,820	$11,317
Finished goods	3,904	28,974
	$27,724	$40,291

Note 4 – Property and Equipment

Property and equipment detail is as follows:

September 30,
2013

Computer	$5,359
Vehicle	10,656
Furniture	32,786
48,801
Accumulated depreciation	(5,496)
Property and equipment, net	$43,305

Note 5 - Intangible Assets

Intangible assets were as follows:

	September 30,	December 31,
	2013	2012

Trademark	$2,484	$757
Less: Accumulated amortization	-	-
Intangible assets, net	$2,484	$757

The Company’s intangible asset consists of a trademark application fee which will be amortized over its estimate life of 10 years beginning when the trademark is approved.

Amortization of intangible assets is estimated as follows for the twelve months ending September 30,

2014	$248
2015	248
2016	248
2017	248
2018	248
Thereafter	1,244
$2,484

Note 6 – Loan Payable

During the nine months ended September 30, 2013, the Company issued a promissory note to a shareholder for $149,500. The promissory note is interest free and does not have a specific maturity date.

Note 7 – Stockholders’ Equity

The Company has authorized 100,000,000 shares of common stock with a par value of $0.0001 per shares. On July 16, 2012, the Company issued 12,500,000 shares of its common stock for $100,000.

Note 8 – Commitments and Contingencies

The Company leases office space located at 3F., No.10, Yuanxi 2nd Rd., Pingtung Agriculture Biotechnology Park, Changzhi Township, Pingtung 908, Taiwan, Republic of China for $1,669 (NT$48,480) per month which expires on October 31, 2014. Future annual minimum lease payments as of September 30 for this non-cancelable operating lease are as follows by year:

Year ending September 30, 2013	$20,028
2014	11,683
$31,711

Employment Agreements

Pursuant to an employment agreement between the Yambear Taiwan and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NT$32,000 (approximately $1,102) per month to serve as Chief Executive Officer of Yambear Taiwan. The employment agreement is for an indefinite term. Either party may terminate the agreement with at least 30 days prior notice.

In addition, pursuant to an employment agreement between Yambear Taiwan and Wei-Ming Tsai dated January 30, 2013, Wei-Ming earns no salary other than a monthly transportation subsidy of NT$5,000 (approximately $172) to serve as Project Vice General Manager of Yambear Taiwan. The agreement is for an indefinite term. Wei-Ming is also entitled to 3% of the annual sales revenue of Yambear Taiwan attributable to the marketing channels he assisted to develop and the direct sales made by him.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Overview

We were incorporated in the State of Delaware on April 12, 2012. Through our subsidiary we are engaged in selling enzymes products to public consumers across Taiwan, and we intend to expand business operations by distributing and exporting our enzymes products to Hong Kong, mainland China, Singapore and Malaysia in 2014. Our goal is to distribute and market our enzymes products to high-end consumers by exploring a variety of marketing channels, including, without limitation, telephone sales, sales on TV shopping channels, as well as selling in special counters located in big shopping malls and self-operated stores. Our goal is to establish an international brand on enzymes products with high quality and name recognition. With our competitive strengths discussed below, we expect to become a major player in dietary supplements industry and grow into an internationally recognized brand on enzymes products.

We currently have a limited line of enzymes products, consisting of five-phases enzymes products. We’ve been marketing the five enzymes products in one package to our customers, as we have deliberately designed the formula for each of them to contain ingredients, especially certain Traditional Chinese Medicine (“TCM”), allegedly with corresponding nutritional effect on each of five key organs of human bodies, namely, heart, liver, stomach, lung and kidney. Our creative combination of TCM concept “Five Fundamental Elements,” namely, gold, wood, water, fire and earth, with our enzymes products and the meticulously designed formula constitute the unique feature of our enzymes products. In addition, each of the above-mentioned enzymes products, other than our water enzymes product, requires over 60 different ingredients. Furthermore, we specifically instructed, Bioenergy Biotechnology Corp., our manufacturer, to apply a six-stage fermentation manufacturing process on all of our enzymes products. Though the production cycle for our enzymes products usually take approximately fourteen months, which is substantially longer than the production cycle required for similar enzymes products manufactured with one-stage traditional method in Taiwan, which are in the range of one to three months, it creates superior quality in one key parameter of our enzymes products, the number of SOD-like characteristics contained in the enzymes products. SOD means Superoxide Dismutase, one of the enzymes with alleged antioxidation effect to delay the aging process of human body. However, due to the relatively large size of the molecules of SOD, human body cannot directly assimilate it. SOD-like characteristics refers to certain enzymes with similar antioxidation effect but of relatively small molecules, which can be more easily and effectively assimilated by human body. Generally speaking, the more SOD-like contained per unit, the better antioxidation effect on human bodies to delay the aging process. Based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013, the SOD-like characteristics in our enzyme products is approximately 12,600 per gram, which is substantially greater than enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately 3,000 per gram.

For the traditional one-stage fermentation manufacturing process, all of the ingredients will be put into the container in one batch for fermentation, which will take approximately one to three months to complete the fermentation process; while in the six-stage fermentation manufacturing process, the ingredients, depending on their respective features, will be divided into several batches for fermentation process. For example, those ingredients requiring longer time for fermentation will be in our earlier batches, while those requiring relatively shorter time for fermentation will be in our later batches, so as to better retain the essence of all the ingredients and to improve the stability of the fermentation process. In addition, through the whole six-stage fermentation manufacturing process, which will usually take more than fourteen months, the ingredients will be fully fermented, which we believe not only make our enzymes products taste better, but also make the nutrient substances easier to be assimilated by human bodies. We have designed our formula to limit the addition of synthetic chemicals during the fermentation process, such as sugar and instead have relied on the natural ingredients that we believe improve the flavor of our enzymes products.

We understand that the two dominant players in Taiwan enzymes market, Yamato Enzyme Co., Ltd. and Biozyme Biotechnology Corp., currently employ a four-stage and five-stage fermentation process respectively. However, based on the key parameters of enzymes products described above, we believe that our six-stage fermentation process enzymes products are with superior quality.

1.	Multiplicity of vegetables and fruits through the whole year in Taiwan.

2.	Multiplicity of spawns used depend on vegetables and fruits used through four seasons a year.

3.	The SOD-like characteristics could be increased effectively through six-stage fermentation process. Based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013, the SOD-like characteristics in our enzyme products is approximately 12,600 per gram, which is substantially greater than enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately 3,000 per gram. Such SGS report shall expire on September 24, 2015, at such time we shall apply for new SGS reports for our products.

With a history of more than 2000 years, TCM has formed a unique system to diagnose and cure illness. The TCM approach is fundamentally different from that of Western medicine. In TCM, the understanding of the human body is based on the holistic understanding of the universe as described in Daoism, and the treatment of illness is based primarily on the diagnosis and differentiation of syndromes. The TCM approach treats zang-fu organs as the core of the human body. Tissue and organs are connected through a network of channels and blood vessels inside human body. Qi (or Chi) acts as a kind of carrier of information that is expressed externally through jingluo system. Pathologically, a dysfunction of the zang-fu organs may be reflected on the body surface through the network, and meanwhile, diseases of body surface tissues may also affect their related zang or fu organs. Affected zang or fu organs may also influence each other through internal connections. Traditional Chinese medicine treatment starts with the analysis of the entire system, then focuses on the correction of pathological changes through readjusting the functions of the zang-fu organs. The Chinese herbs we are using in our enzymes products are considered to have related improvement effect to relevant organs of human bodies pursuant to TCM theories as elaborated in detail in the Products and Services section.

Our enzymes products fall into the food category and are solely for human consumption. To ensure the safety of our enzymes products, we have selected Bioenergy Biotechnology Corp., one of the well-established Taiwanese companies specializing on enzymes production and with both International Organization for Standardization (ISO) 9001: 2008 and Hazard Analysis Critical Control Point (HACCP) certifications, to be our manufacturer. In addition, substantially all of raw material ingredients for our enzymes products are from local plantations in Taiwan, where the climate, soil and environment are most suitable for the growing of such ingredients. Furthermore, to effectively monitor quality of our enzymes products, we have voluntarily submitted sampled products in each manufacturing batch to SGS (SGS Group-Societe Generale de Surveillance), an inspection agency widely recognized as the safety certificate for food industry, on a regular basis and implemented our Dr. Chip Biotech Examination, where for each batch of enzymes products, a micro-chip will be pre-installed into to the manufacturing process for inspection, to ensure that the number of non-essential bacteria contained in the enzymes products must not exceed 1x10^5 per cc (cubic centimeter).

Going Concern

The consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have an accumulated deficit of $178,055 and working capital deficit of $130,432 as of September 30, 2013, and have used cash in operations of $$113,274 for the nine months ended September 30, 2013, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We are planning to open a retail location in a shopping mall in the coming months to create brand image and brand awareness and are currently negotiating an agency agreement with an insurance company in Taiwan.  Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

For the nine months ended September 30, 2013, we had revenue and cost of revenue of $24,123 and $12,228, respectively. Our gross margin was $11,895 or 49.3% of revenue. We also incurred selling expenses and general and administrative expenses of $48,984 and $98,240, respectively. Our net loss for the nine months ended September 30, 2013 was $136,073. As we have only commenced operation since April 2012, we anticipate that our revenues will increase significantly over the next year.

Liquidity and Capital Resources

On July 16, 2012, we raised $100,000 from the sale of 12,500,000 shares of our common stock and we received $149,500 from the issuance of a loan payable that were used to fund our operations. As of September 30, 2013, we had cash on hand of $815.

We used $113,274 and $44,146 of cash in our operations for the nine months ended September 30, 2013 and from our inception (April 12, 2012) to September 30, 2012, respectively, which was principally related to our net loss and the build-up of inventory.

As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors. We opened up a self-operated store in Jet’s Burg Mall Tianmoo Taipei on March 1, 2013 and the associated cost was approximately $34,423.41.

The estimated budget of our operation expenses for 2013 is as follows:

Salaries and benefits	$115,663
Costs associated with opening self-operated stores	95,000
Marketing	30,981
Mgt overhead	5,783
Professional fees	7,917
General overhead	7,917
$263,291

We believe we will be able to raise the necessary capital to carry out our business plan, but there is no guarantee that we will be able to do so.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Translation

The accounts of the Taiwanese subsidiary are maintained in the Taiwan Dollar (“Taiwan $”) and the accounts of the U.S. parent company are maintained in the United States Dollar (“USD”). The accounts of the Taiwanese subsidiary are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the Taiwan $ as the functional currency for the Taiwanese subsidiary. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Revenue Recognition

Our revenue recognition policies comply with SEC Staff Accounting Bulletin 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of ours exists and collectability is reasonably assured. We provide sales incentive such as buy a dozen and get one free. We recognize the cost of the free product at the time of sale. We do not provide unconditional return or any other sales incentives. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Sales represent the invoiced value of products, net of value-added tax (“VAT”). All of our products sold in Taiwan are subject to a value-added tax of 5% of the gross sales price. This VAT may be offset by VAT paid by us on raw materials and other materials included in the cost of producing the finished product. We record VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as we act as an agent for the government.

JOBS Act

We are an “emerging growth company” as defined in the recently-enacted JOBS Act, and we are eligible to take advantage of certain exemptions from various reporting and disclosure requirements that are applicable to public companies that are not “emerging growth companies.” As an “emerging growth company” under the JOBS Act, we are permitted to, and intend to, rely on exemptions from certain reporting and disclosure requirements, which may make our future public filings different than that of other public companies.

Section 107 of the JOBS Act provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain new accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the JOBS Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

We will remain an “emerging growth company” until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1 billion or more, (ii) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement, (iii) the date on which we have, during the previous 3-year period, issued more than $1 billion in non-convertible debt or (iv) the date on which we are deemed a “large accelerated filer” as defined under the federal securities laws.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU No. 2013-02, which amends the authoritative accounting guidance under ASC Topic 220 “Comprehensive Income.” The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. However, the amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under US GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under US GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under US GAAP that provide additional detail about those amounts. The amendments in this update are effective prospectively for reporting periods beginning after December 15, 2013. Early adoption is permitted. Adoption of this update is not expected to have a material effect on our consolidated results of operations or financial condition.

The FASB has issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on our financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The company does not expect the adoption of this standard to have a material impact on our financial position and results of operations.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Hsin-Lung Lin, our Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2013, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*The certification attached as Exhibits 32.1 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2013	By:	/s/ Hsin-Lung Lin
	Name:	Hsin-Lung Lin
	Its:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

