Form 10-Q/A
period 2013-09-30
Jishanye, Inc.
filed 2013-12-13
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

AMENDMENT NO. 1 TO

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of November 4, 2013, there are a total of 12,500,001 shares of common stock issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No 1. to Jishanye, Inc ’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 14, 2013 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II. Other Information

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Extension Schema
101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(**)	XBRL Taxonomy Extension Label Linkbase
101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase

*These exhibits were previously filed as exhibits to the Company’s Annual Report on Form 10-Q for the fiscal quarter ended September 30, 2013, filed with the Securities and Exchange Commission on November 18, 2013.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2013	By:	/s/ Hsin-Lung Lin
	Name:	Hsin-Lung Lin
	Its:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)