Form 10-K
period 2013-12-31
Jishanye, Inc.
filed 2014-04-15
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to __________

Commission File Number 333-186689

JISHANYE, INC.
(Name of Registrant in its Charter)

Delaware	46-1992903
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

3F., No.10, Yuanxi 2nd Rd. Pingtung Agricultural Biotechnology Park, Changzi Township, Pingtung 908, Taiwan, Republic of China
(Address of Principal Executive Offices)

Registrant's Telephone Number, including Area Code: +00886 08 7621913

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act: None

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.   Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge, in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2013, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $53,920 based upon the latest known sale price on June 30, 2013 of $0.008 per share.

As of March 31, 2014, there were 12,500,001 shares of common stock issued and outstanding.

Documents incorporated by reference: NONE

Jishanye, Inc. (Formerly: Yambear Bio-Tech, Inc.)

Form 10-K

For the Fiscal Year Ended December 31, 2013

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements, and there can be no assurance that the forward-looking statements contained in this report will in fact occur.

This report contains forward-looking statements, including statements regarding, among other things, (a) our projected sales and profitability, (b) our technology, (c) our manufacturing, (d) the regulation to which we are subject, (e) anticipated trends in our industry and (f) our needs for working capital.

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to Jishanye, Inc. and its subsidiary.

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

ITEM 1.       BUSINESS

We are a development stage company focusing on the sales and distribution of enzymes products manufactured in Taiwan to public consumers across Taiwan, and we intend to commence business operations by distributing and exporting our enzymes products to Hong Kong, mainland China, Singapore and Malaysia in 2014. Our primary current sales channel is through telephone selling and we intend to utilize a combination of various marketing channels, including, without limitation, telephone sales, special counters located in big shopping malls, third-party sales agents, e-commerce, sales on TV shopping channels and corporate strategic partnerships and alliances. Our goal is to establish an international brand on enzymes products with high quality and name recognition. With our competitive strengths discussed below, we expect to become a major player in dietary supplements industry and grow into an internationally recognized brand on enzymes products.

We currently have a limited line of enzymes products, consisting of five-phases enzymes products. We’ve been marketing the five enzymes products in one package to our customers, as we have deliberately designed the formula for each of them to contain ingredients, especially certain Traditional Chinese Medicine (“TCM”), allegedly with corresponding nutritional effect on each of five key organs of human bodies, namely, heart, liver, stomach, lung and kidney. Each of the above-mentioned enzymes products, other than the water enzymes product, requires over 60 different ingredients. Furthermore, we specifically instructed Bioenergy Biotechnology Corp., our designated manufacturer, to apply a six-stage fermentation manufacturing process on all of our enzymes products. Though the production cycle for our enzymes products usually take approximately fourteen months, it creates the unique feature as well as superior quality in one key parameter, the SOD like characteristics of our enzymes products. For similar enzymes products manufactured with one-stage traditional method in Taiwan, it usually takes one to three months to complete the fermentation process. SOD means Superoxide Dismutase, one of the enzymes with alleged antioxidation effect to delay the aging process of human body. However, due to the relatively large size of the molecules of SOD, the human body can not directly assimilate it. SOD-like characteristics refers to certain enzymes with similar antioxidation effect but of relatively small molecules, which can be more easily and effectively assimilated by human body. Generally speaking, the more SOD-like characteristics contained per unit, the better antioxidation effect on human bodies to delay the aging process. Based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013, the SOD-like characteristics in our enzyme products is approximately 12,600 per gram, which is substantially greater than enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately 3,000 per gram.

With a history of more than 2000 years, Traditional Chinese Medicine (TCM) has formed a unique system to diagnose and cure illness. The TCM approach is fundamentally different from that of Western medicine. In TCM, the understanding of the human body is based on the holistic understanding of the universe as described in Daoism, and the treatment of illness is based primarily on the diagnosis and differentiation of syndromes. The TCM approach treats zang-fu organs as the core of the human body. According to TCM theories, tissue and organs are connected through a network of channels and blood vessels inside the human body, while Qi (or Chi) acts as a kind of carrier of information that is expressed externally through jingluo system. Pathologically, a dysfunction of the zang-fu organs may be reflected on the body surface through the network, and meanwhile, diseases of body surface tissues may also affect their related zang or fu organs. Affected zang or fu organs may also influence each other through internal connections. Traditional Chinese medicine treatment starts with the analysis of the entire system, then focuses on the correction of pathological changes through readjusting the functions of the zang-fu organs. The Chinese herbs we are using in our enzymes products are considered to have related alleged improvement effect to relevant organs of human bodies pursuant to TCM theories as elaborated in details in Products and Services section.

Our enzymes products fall into the food category and are solely for human consumption. To ensure the safety of our enzymes products, we have selected Bioenergy Biotechnology Corp., one of the well-established Taiwanese companies specializing on enzymes production and with both International Organization for Standardization (ISO) 9001: 2008 and Hazard Analysis Critical Control Point (HACCP) certifications, to be our manufacturer. In addition, substantially all of raw material ingredients for our enzymes products are from local plantations in Taiwan, where the climate, soil and environment are most suitable for the growing of such ingredients. Furthermore, to effectively monitor quality of our enzymes products, we have voluntarily submitted sampled products in each manufacturing batch to well-recognized inspection agencies, such as SGS, on a regular basis and implemented our Dr. Chip Biotech Examination, where micro-chip will be pre-installed into to the manufacturing process for inspection, to ensure the number of non-essential bacteria contained in the enzymes products must not exceed 1x10^5 per cc (cubic centimeter).

SGS is a multinational company headquartered in Geneva, Switzerland which provides inspection, verification, testing and certification services. It has around 75,000 employees and operates over 1,500 offices and laboratories worldwide. The core services offered by SGS include the inspection and verification of the quantity, weight and quality of traded goods, the testing of product quality and performance against various health, safety and regulatory standards, and to make sure that product, systems or services meet the requirement of standards set by governments, standardization bodies or by SGS customers. The tests conducted by SGS on our sampled enzymes products, conclude that our enzymes products do not contain (i) 270 usual western medicine; (ii) plasticizer, BBP, DBP, DEHP, NDOP, DINP, DIDP; (iii) pesticide; (iv) As, Pb, Cd, Hg, Cu, Staphylococcus aureus, and specify the components and the related quantity of heat, fat, protein, carbohydrate, sodium, water, dust contained in 100 gram of our products.

According to the Method of Test for Food Microbiology - Test of Standard Plate Count (Aerobic Plate Count) published by the Department of Health in Taiwan, the number of non-essential bacteria contained in the enzymes products must not exceed 1x10^5 per cc (cubic centimeter), otherwise the product will fail the test and be deemed unsafe. In all of our SGS inspections as well as Dr. Chip Examinations, the reports show the number of dead bacteria found in our enzymes products well below the above regulatory standard. We are in full compliance with the relevant laws and regulations in Taiwan and there is no need to take any actions on our enzymes products.

ISO 9000 family of standards is related to quality management systems and designed to help organizations ensure that they meet the needs of customers and other stakeholders while meeting statutory and regulatory requirements related to the product. The standards are published by ISO, the International Organization for Standardization, and available through National standards bodies. ISO 9000 deals with the fundamentals of quality management systems, including the eight management principles on which the family of standards is based. ISO 9001 deals with the requirements that organizations wishing to meet the standard have to fulfill. Third party certification bodies provide independent confirmation that organizations meet the requirements of ISO 9001. Over a million organizations worldwide are independently certified, making ISO 9001 one of the most widely used management tools in the world today.

ISO does not itself certify organizations. Numerous certification bodies exist, which audit organizations and, upon success, issue ISO 9001 compliance certificates. Although commonly referred to as 'ISO 9000' certification, the actual standard to which an organization's quality management system can be certified is ISO 9001:2008. An organization applying for ISO 9001 certification is audited based on an extensive sample of its sites, functions, products, services and processes. The auditor presents a list of problems (defined as "nonconformities", "observations" or "opportunities for improvement") to management. If there are no major nonconformities, the certification body will issue a certificate. Where major nonconformities are identified, the organization will present an improvement plan to the certification body (e.g. corrective action reports showing how the problems will be resolved); once the certification body is satisfied that the organization has carried out sufficient corrective action, it will issue a certificate. The certificate is limited by a certain scope and will display the addresses to which the certificate refers.

An ISO 9001 certificate is not a once-and-for-all award, but must be renewed at regular intervals recommended by the certification body, usually once every three years. There are no grades of competence within ISO 9001: either a company is certified (meaning that it is committed to the method and model of quality management described in the standard) or it is not. In this respect, ISO 9001 certification contrasts with measurement-based quality systems.

Hazard analysis and critical control points, or HACCP, is a systematic preventive approach to food safety and allergenic, chemical, and biological hazards in production processes that can cause the finished product to be unsafe, and designs measurements to reduce these risks to a safe level. In this manner, HACCP is referred as the prevention of hazards rather than finished product inspection. The HACCP system can be used at all stages of a food chain, from food production and preparation processes including packaging, distribution, etc. HACCP is now recognized internationally as a logical tool for adapting traditional inspection methods to a modern, science-based, food safety system. Based on risk-assessment, HACCP plans allow both industry and government to allocate their resources efficiently in establishing and auditing safe food production practices.

An applicant to HACCP certification shall be audited and evaluated, among others, under procedures that may include such activities as review of HACCP plans, critical control points records, critical limits and microbial sampling and analysis.

We believe that the innovation and timely introduction of new products is essential to catch the constantly changing consumption trend of our existing or potential customers. As we are still at our early start-up stage, we do not have any information system or team for that matter now. We have maintained close connections with National Pingtung University of Science and Technology (“NPUST”), a well-recognized university in Taiwan, since our incorporation. Our relationship with NPUST includes: (i) our cooperation with NPUST on a joint program focusing on improving enterprise management and brand development where NPUST has committed its experienced academic team to assist us to improve our management system and to advise us on how to build up our brand; and (ii) our cooperation with a professor of Department of Food Science of NPUST in the research and development of our future enzymes products, where such professor, through his leisure time, work with our staff to jointly research and develop our enzymes products. Our cooperation with the professor is primarily driven by their voluntary participation as individuals and not part of the above-mentioned joint program we had with NPUST. Currently the professor can dedicate 3 hours and 20 minutes per week to our research and development work. As of the date of this report we have not entered into any binding agreement with such professor.

We have established our business operation within the Pingtung Agricultural Biotechnology Park, the one and only bio-tech park established in Taiwan focusing on bio-tech agricultural products, which is also located within the affinity of NPUST. On November 1, 2012, we rented our current office and intend to use it as our research and development center (“R&D Center”) for our pipeline products in the future. From time to time, we will recruit professional bio-tech personnel to work full time in our R&D Center.

We believe that our commitment to products quality and investment in products research and development, combined with our multiple marketing channels, will enable us to provide our customers with a unique shopping experience that will be distinct from our competitors and give us a competitive advantage to gradually grow into a well-recognized business.

We have generated revenues in the amount of $21,502 for the period from inception (April 12, 2012) to December 31, 2012 and $24,741 for the twelve months ended December 31, 2013. We are not making any profit so far.

Unless the context indicates otherwise, references to the “Company” throughout this prospectus refers to Jishanye and Yambear Taiwan.

As a holding company with no business other than holding an equity interest of our operating subsidiary in Taiwan, Yambear Taiwan, we rely principally on dividends to be paid by Yambear Taiwan.

Company Structure

Jishanye, Inc. (“Jishanye” or the “Company”) is a Delaware corporation organized on April 12, 2012 as “Yambear Bio-tech, Inc.” by Hsin-Lung Lin, a Taiwanese citizen, as a holding company for Yambear Bio-Tech Co. Ltd. Taiwan (“Yambear Taiwan”), a Taiwanese limited liability company. The Company changed its name to Jishanye, Inc. on October 25, 2013. Yambear Taiwan, being the operating company of Jishanye in Taiwan, was established on August 17, 2012 and is a wholly owned subsidiary of Jishanye.

On July 16, 2012, we issued a total of 12,500,000 shares of our common stock, $0.0001 par value per share, to several non U.S. persons in consideration for their previous investment of $100,000 in the Company, among which $93,560 has been contributed into its wholly-owned subsidiary Yambear Taiwan on July 19, 2012 as its capital contribution. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. Subsequent to the financing, lead investor Yen-Ling Wang transferred 5,700,000 of her 5,820,00 shares of the Company purchased in the financing to Yambear Holding Limited, a British Virgin Island company controlled by Yen-Ling Wang.

The registered capital of Yambear Taiwan, in the amount of $96,386 (NT$2.8 million) has been fully contributed and we expect to invest another $592,083(NT$17.2 million) in the coming years.

The following chart illustrates our Company’s organizational structure:

Industry and Market Overview

Enzymes products business is a rising industry in Taiwan. According to the Strategies and Plans of Agricultural Bio-technology Industry published by Taiwan Institute of Economic Research on December 31, 2005, the value for imported enzymes products (including industrial and dietary use) reached $22,719,449 (NT$660 million) for the year 2005 and the domestic production value is $8,605,852 (NT$250 million). In 2002, the value of global enzymes production (including dietary and feeding use) reached $1.176 billion. According to the Global Markets for Enzymes in Industrial Applications published by BCC Research on April 24, 2012, the market size for the global enzymes industry is $3.9 billion in 2011. It is expected that the whole market size for global enzymes industry will increase to $6.1 billion by the year of 2016. With ever-increasing pressures in modern life and people’s growing awareness and pursuit to healthy life, we anticipate that enzymes business will continue to prosper in a foreseeable future.

The enzymes business in Taiwan is subject to fierce competition, especially for new players. The market share is largely dominated by two well-established companies, namely Yamato Enzyme Co., Ltd. and Biozyme Biotechnology Corp., and many smaller companies competing for the remaining share. We expect competition to persist and intensify. We believe that our commitment to products quality and investment in products research and development, combined with our multiple marketing channels, will enable us to provide our customers with a unique shopping experience that will be distinct from our competitors and give us competitive advantage to gradually capturing our market share in the future. Based on our understanding of the enzymes products market, we expect several key demographic and lifestyle trends to drive the continued growth of enzymes industry. These trends include:

Increasing awareness of enzymes products benefits.    We believe that awareness of dietary supplement benefits, including those of enzymes products, will continue rising as more and more people nowadays are paying more attention to the health and quality of life. Taiwan is relatively small market with only over 23 million population, yet it has already attracted well-established companies as well as multiple new entrants providing various enzymes products to the local market. Enzymes industry in Taiwan is still at its developing stage. We believe as the local customers become more and more familiar to and knowledgeable about the enzymes products, they are likely to appreciate more and more of enzymes products with high quality. We have also noticed that the historical trend in Taiwan of enzymes products seems to repeat itself in mainland China and other potential markets with substantial higher potentials for dietary supplements. We expect our competitive strength to distinguish our enzymes products and increase our market share in Taiwan as well as those emerging markets.

Increasing appeal of enzymes products across younger population.    Currently we are targeting middle class individuals and family members within the range of 35 - 50 years age. With the development of modern society and ever-increasing awareness and pursuit to healthier lifestyle, we anticipate that more and more younger populations will start purchasing enzymes products, expanding the foundation of our customer base for the future. In addition, we have also noticed that younger customers are more likely to continuously purchase enzymes products once they like it, and generally have higher levels of disposable income to pursue healthier lifestyles.

Competitive Strengths

We believe that we are well-positioned to capitalize on the favorable enzymes industry trends as a result of the following competitive strengths:

Unique product offerings.

Our current enzymes products line only consists of five-phases enzymes products. The formulas of these five basic products have been the achievements of joint efforts of our staff teamed up with Bioenergy Biotechnology Corp., our designated manufacturer. Our future products are being developed by our staff and a professor of Department of Food Science of NPUST, who have dedicated his leisure time to the research and development of our enzymes products. In addition to the basic ingredients for enzymes products, we have added certain TCM, allegedly with corresponding nutritional effect on each of five key organs of human bodies, namely, heart, liver, stomach, lung and kidney, to each of our five enzymes products. Therefore, each of the above-mentioned enzymes products, other than the water enzymes product, requires over 60 different ingredients.

To ensure the high quality of our enzymes products, we have selected Bioenergy Biotechnology Corp., a local enzymes manufacturer, one of the well-established Taiwanese companies specializing on enzymes production and with both International Organization for Standardization (ISO) 9001: 2008 and Hazard Analysis Critical Control Point (HACCP) certifications, to be the manufacturer of our enzymes products. Substantially all of raw material ingredients used for our enzymes products are from local plantations in Taiwan, where the climate, soil and environment are most suitable for the growing of such ingredients. Furthermore, to effectively monitor quality of our enzymes products, we have voluntarily submitted sampled products in each manufacturing batch to well-recognized inspection agencies, such as SGS, on a regular basis and implemented our Dr. Chip Biotech Examination, where micro-chip will be pre-installed into to the manufacturing process for inspection, to ensure that the number of non-essential bacteria contained in the enzymes products must not exceed 1x10^5 per cc (cubic centimeter).

Furthermore, we specifically instructed Bioenergy Biotechnology Corp., our designated manufacturer, to apply a six-stage fermentation manufacturing process and the smashed raw materials for all of our enzymes products. Though the production cycle for our enzymes products usually take fourteen months, it creates the unique feature as well as superior quality in one key parameter, the SOD like characteristics of our enzymes products. For similar enzymes products manufactured with one-stage traditional method in Taiwan, it usually takes one to three months to complete the fermentation process. SOD means Superoxide Dismutase, one of the enzymes with alleged antioxidation effect to delay the aging process of human body. However, due to the relatively large size of the molecules of SOD, human body could not directly assimilate it. SOD-like characteristics refers to certain enzymes with similar antioxidation effect but of relatively small molecules, which can be more easily and effectively assimilated by human body. Generally speaking, the more SOD-like characteristics contained per unit, the better antioxidation effect on human bodies to delay the aging process. Based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013, the SOD-like characteristics in our enzyme products is approximately 12,600 per gram, which is substantially greater than the enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately 3,000 per gram. Such SGS report shall expire on September 24, 2015, at such time we shall apply for new SGS reports for our products.

For the traditional one-stage fermentation manufacturing process, all of the ingredients will be put into the container in one batch for fermentation, which will take approximately one to three months to complete the fermentation process; while in the six-stage fermentation manufacturing process, the ingredients, depending on their respective features, will be divided into six batches for the fermentation process. For example, those ingredients requiring longer time for fermentation will be in our earlier batches, while those requiring relatively shorter time for fermentation will be in our later batches, so as to better retain the essence of all the ingredients and to improve the stability of the fermentation process. In addition, through the whole six-stage fermentation manufacturing process, which will usually take more than fourteen months, the ingredients will be fully fermented and resolved into relatively smaller molecules, which will make the nutrient substances easier to be assimilated by human bodies. Also, we have designed our formula to limit the addition of synthetic chemicals during the fermentation process, such as sugar and instead have relied on the natural ingredients that we believe improves the flavor of our enzymes products.

We understand that the two dominant players in Taiwan enzymes market, Yamato Enzyme Co., Ltd. and Biozyme Biotechnology Corp., currently employ a four-stage and five-stage fermentation process respectively. However, based on the key parameters of enzymes products described above, we believe that our six-stage fermentation process enzymes products are with superior quality.

1.	Multiplicity of vegetables and fruits through whole year in Taiwan.
2.	Multiplicity of spawns used depend on vegetables and fruits used through four seasons a year.
3.	Based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013, the SOD-like characteristics in our enzyme products are approximately 12,600 per gram, which is substantially greater than enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately in the range of 3,000 per gram.

Research and Development.

Product innovation is critical to our growth, brand image superiority and competitive advantage. We have rented our current office and intend to use it as our research and development center (“R&D Center”) for our pipeline products in the future. After our R&D Center is fully established, our research and development team will focus on the development and formulation of proprietary supplements of high growth categories. We will seek to maintain the pace of Jishanye's proprietary products innovation to get ahead of our competitors and attract consumers with our newly-introduced products from time to time. Our in-house research and development team, once recruited, will be able to commit all of their time and energy on products development, so as to enable us to quickly take a concept for a new product from the idea stage, to product development, testing and trials, and ultimately to the shelf to be sold to our customers.

The formulas of our initial five basic products have been the achievement of joint efforts of our staff teamed up with Bioenergy Biotechnology Corp., our designated manufacturer. Our future products are being developed by our staff and a professor of Department of Food Science of NPUST, who has dedicated his leisure time to the research and development of our enzymes products.

For the new products development, we will make a quarterly review of our product line and get feedback from our customers. Based on such data and statistics, we shall determine whether one or more new products are needed. Once we determine that new products are needed, our research and development team will start their research work and develop new products to adapt to the changing requirement in the market.

Multiple marketing channels

Our multi-channel approach is unlike many other competitors as we expect to derive revenues across a combination of distribution channels in multiple geographies, including retail sales in big shopping centers, retail sales from yambear.com, sales on TV shopping channels and revenue from third-party sales agents in different countries.

Our diverse sources of revenue will help provide stability to our earnings and provide management numerous avenues through which they can pursue growth opportunities.

We are currently approaching certain candidates who are specialized in sales and marketing, some of whom has more than thirty years experience in sales and marketing. Once these people are formally recruited, we are going to have systematic training over our sales associates. We are aiming to have our sales associates well-trained and capable of offering educated service and trusted advice to our customers. We will invest considerable capital and human resources in providing comprehensive associate training. We expect that our expansive retail network, differentiated products offering and quality customer service shall result in a unique shopping experience.

We are a development stage company. We expect that with our commitment to products quality and investment in products research and development, combined with our multiple marketing channels, Jishanye will gradually grow into a well known brand in enzymes products industry and provide more and more healthy, high quality, unique enzymes products to our customers in the future.

Our Growth Strategy

We plan to execute several strategies in the future to promote growth in revenue and operating income, and capture market share, including:

We intend to take a series of activities to stimulate the increase of our revenue and the growth of our business. These activities include the following aspects:

Building up our research and development team and expand our line of products. We currently do not have any full-time research and development team, but we’ve managed to cooperate with a professor of Food Department of NPUST, through his leisure time, to jointly research and develop our future enzymes products. We intend to recruit this professor along with the growth of our Company, subsequent to which, he will be able to commit all of his time and energy on products development, so as to enable us to quickly take a concept for a new product from the idea stage, to product development, testing and trials, and ultimately to the shelf to be sold to our customers. Our cooperation with the professor is primarily driven by his voluntary participation as an individual and not part of the above-mentioned joint program we had with NPUST. Currently the professor can dedicate 3 hours and 20 minutes per week to the research and development work of Jishanye. As of the date of this report we have not entered into any binding agreement with such professor.

Our present offering of enzymes products are fairly limited, and the nature of food industry require the capability of the players to timely respond to constant change of trend of customers and continuously offer a variety of products to attract all types of consumer groups. On November 1, 2012, we leased approximately 572 square meters office space in Pingtung Agriculture Biotechnology Park, which is within the affinity of NPUST. We are in the process of decorating this office into a research and development center, where we will deploy our full-time research and development team to conduct experiments and develop our new products. Research and development will always be a significant part of our business strategy in the long run.

Exploring multiple marketing channels and expanding our sales and distribution network. We intend to distribute and market our enzymes products to high-end consumers by exploring a variety of marketing channels, including, without limitation, telephone sales, TV sales, as well as selling in special counters located in big shopping malls. We will recruit personnel specialized in sales and marketing and deploy them in key positions to lead our multiple marketing channels.

On November 1, 2012, we entered into a distribution agreement with Fitness & Beauty Corporation Limited (“Fitness”), pursuant to which Fitness will be the exclusive distributor of our enzymes products in China. On March 1, 2013, we entered into a distribution agreement with Mr. Ganlin Hong, who is the northern regional manager of a large insurance company in Taiwan. Pursuant to the distribution agreement, we granted Mr. Hong the exclusive right to sell our five-phases YAMIGO enzymes products within the northern region of such insurance company.

Initiating promotional activities and brand establishing. Our promotion and brand establishing will primarily consist of the following parts: (i) we will enhance the promotional functions of our official website and facebook interface; (ii) we will explore a series of direct promotional activities, such as free electronic mails, direct staff promotion, on-site store promotion, etc., (iii) we will invest in advertisement through both traditional print media and Internet media; (iv) we will introduce special promotional sales events on Chinese traditional holidays, such as the Dragon Boat Festival, the Mid-Autumn Festival and the Spring Festival; and (v) we will apply for trademarks in the foreign markets where we will sell our enzymes products, to strengthen our brand recognition and management.

Other than the above-mentioned internal growth plan, we are also considering to set up strategic cooperation relationships in foreign markets, in particular, mainland China, Hong Kong, Singapore and Malaysia. The strategic cooperation could be in the manner of sales agent on provincial or district level, joint ventures, or other forms of alliance. After our business is materialized in such foreign markets, we will also consider setting up branches or subsidiaries there.

New product lines. We currently have four new enzymes products in the testing stage, namely, (i) slimming enzymes product, designed for the consumers desiring to lose weight; (ii) nerves-soothing enzymes product, designed for the consumers under high pressures and seeking tranquilization effect; (iii) special enzymes product for the senior (stomach improvement effect), designed for the aged consumers with stomach issues; and (iv) special enzymes product for the senior (joint improvement effect), designed for aged consumers with arthralgia issues.

Other than the four new enzymes products mentioned above, we are planning to research and develop another new enzymes product, enzymes facial mask, which is designed for high-end female consumers in Taiwan. We believe that these high-end female consumers prefer a more healthy and effective way to pursue beauty. We are also planning to expand our business in SPA industry under the same conception of facilitating female consumers a more healthy and effective way to pursue beauty. In addition, we are exploring the possibility of a unique product, enzymes coffee.

All of these products are in the development stage.

Business Overview

Sales Channel

On November 1, 2012, we entered into a distribution agreement with Fitness & Beauty Corporation Limited (“Fitness”), pursuant to which Fitness will be the exclusive distributor of our products in China through the following distribution channels: (i) fitness clubs, (ii) facial and body SPA chain stores, and (iIi) tea chain stores. Pursuant to such distribution agreement, Fitness shall purchase a minimum of 5,000 bottles (720ml) of our five-phases enzymes products for the first year and 10,000 bottles for each year thereafter, while Fitness is entitled to a discount of no less than 70% on our enzymes products subject to mutual negotiation and agreement. The term of the distribution agreement is two years, which may be terminated in any of the following events: (i) either party is in material breach and fails to cure such breach within 90 days after receipt of the notice, (ii) either party is in bankruptcy, insolvency or proceeding of similar nature; and (iii) in case of a force majeure event preventing either party from performing its contractual obligations for more than 60 days. Please refer to the full distribution agreement filed as Exhibit 10.5 to this report for detailed terms and conditions.

On March 1, 2013, we entered into a distribution agreement with Mr. Ganlin Hong, who is the northern regional manager of a large insurance company in Taiwan. Pursuant to the distribution agreement, we granted Mr. Hong the exclusive right to sell our five-phases YAMIGO enzymes products within the northern region of such insurance company. Mr. Hong shall refrain from selling any products of the same nature on behalf of other manufacturers. Pursuant to such distribution agreement, Mr. Hong shall purchase a minimum of 1500 bottles (720ml) of our five-phases YAMIGO enzymes products on an annual basis, while Mr. Hong is entitled to an accelerated discount no less than 50% on our enzymes products depending on the size of order. The term of the distribution agreement is one year with no specific termination provision. Please refer to the full distribution agreement filed as exhibit 10.7 for detailed terms and conditions.

Other than the cooperation agreement mentioned above and the sales by hotlines, we have not started other sales channels so far.

Website

Currently Yambear Taiwan’s website yambear.com only has the functions of presenting our enzymes products, brief introduction to Yambear Taiwan and contact information. Our customers may place purchase orders through our selling hotlines specified on our website.

Manufacturing, Distribution Network and Marketing

Our strategy is to focus on research and development, distribution network and brand establishment, while outsourcing the whole manufacturing process to Bioenergy Biotechnology Corp., our designated manufacturer. To ensure the quality of our enzymes products, we are quite selective and strict when it comes to the engagement of our outsourced manufacturers. As of December 31, 2012, we have outsourced the manufacturing of all of our enzymes products to Bioenergy Biotechnology Corp., one of the well-established Taiwanese companies specializing on enzymes production and with both International Organization for Standardization (ISO) 9001: 2008 and Hazard Analysis Critical Control Point (HACCP) certifications, To the knowledge of our management team, there are several enzymes products manufactures in Taiwan competent for our manufacturing needs. In case there is any a change or termination of the cooperation with Bioenergy Biotechnology Corp., our current manufacturer, we believe it is not difficult to find a replacement. We have not yet devoted substantial resources in building up our distribution network and we intend to do so along with the development and expansion of our business. Please refer to Our Growth Strategy section for details of our future sales and marketing strategies.

Customers

We are targeting middle class individuals and their family members in the range of 35 - 50 years age to be our priority clients. All of our revenues are generated from the sale of our enzymes products and we expect the continuous growth in this regard. However, we are also expecting an expansion of our customer base. As discussed in details in Industry and Market Overview, we are hoping that younger population will grow into another pillar for our customer base.

Manufacturing

All of our enzymes products are being manufactured by a Taiwan local company, Bioenergy Biotechnology Corp. (“Bioenergy”) pursuant to the orders we place to them. Bioenergy is one of the biggest enzymes products manufacturers in Taiwan and we’ve started our cooperation with Bioenergy since our incorporation. Other than producing our enzymes products, Bioenergy also produces and sells enzymes products of their own. Due to the different products positioning, our management team does not view the enzymes products of Bioenergy as competitive to our own enzymes products. We’ve entered into confidential agreement with Bioenergy to prevent them from disclosing our formula to the public or any third party or exploit it for its self-benefit.

Competition

The enzymes business in Taiwan is highly fragmented by some major enzymes companies, among which two enzymes companies, Yamato Enzyme Co., Ltd. and Biozyme Biotechnology Corp., have captured a dominating share of the market, while the other smaller enzymes companies competing for the remaining share. Both Yamato Enzyme Co., Ltd. and Biozyme Biotechnology Corp. have offered various enzymes products in Taiwan market, among which, Yamato Jingniang Bencao Enzymes offered by Yamato Enzyme Co., Ltd., and Qingzhi Dongchong Xiacao Vegetable and Fruit Enzymes Fluid and Antrodia Camphorata Vegetable and Fruit Enzymes Fluid offered by Biozyme Biotechnology Corp., are in direct competition with our enzymes products. Given the fact that we are a development stage company, our primary competitors are Sunmei Co. Ltd., (McHall’s) Hsuan Yong Biotechnology Co., Ltd. and One Power Biotechnology Co., Ltd. Competition in this market revolves around price, quality and reputation. If we could properly execute our growth strategy and maintain our competitive strength, we believe that we could expand our market share and gradually grow into a well-recognized brand name.

Insurance

We had purchased a product liability insurance policy with coverage of $688,468 (NT$20 million) from MSIG Mingtai Insurance Co., Ltd., a member of MS & AD Insurance Group. The insurance policy is for a one-year term commencing from September 20, 2012 till September 20, 2013. The product liability insurance has terminated and the Company did not renew this product liability insurance. Pursuant to the mandatory requirement of Taiwan laws and regulations, an employer is obligated to purchase social insurances for its employees with respect to work-related injuries, unemployment, retirement and health. For the fiscal years ended on December 31, 2012 and 2013, we have paid NT$21,171 (US$739) and$4,231, respectively, for such social insurance for our employees, which is in full compliance with the mandatory requirement of Taiwan laws and regulations.

Products and Services

We currently have a limited line of enzymes products, consisting of five-phases enzymes products. We’ve been marketing the five enzymes products in one package to our customers, as we have deliberately designed the formula for each of them to contain ingredients, especially certain TCM, allegedly with corresponding nutritional effect on each of five key organs of human bodies, namely, heart, liver, stomach, lung and kidney. Each of the above-mentioned enzymes products, other than the water enzymes product, requires over 60 different ingredients. Furthermore, we specifically instructed Bioenergy Biotechnology Corp., our designated manufacturer, to apply a six-stage fermentation manufacturing process on all of our enzymes products. Though the production cycle for our enzymes products usually take approximately fourteen months, it creates the unique feature as well as superior quality in one key parameter, the SOD like characteristics of our enzymes products. For similar enzymes products manufactured with one-stage traditional method in Taiwan, it usually takes one to three months to complete the fermentation process. In particular, the SOD-like characteristics contained in our enzymes products through our six-stage fermentation process is approximately 12,600 per gram (based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013), which is substantially greater than enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately 3,000 per gram, SOD means Superoxide Dismutase, one of the enzymes with alleged antioxidation effect to delay the aging process of human body. However, due to the relatively large size of the molecules of SOD, human body can not directly assimilate it. SOD-like characteristics refers to certain enzymes with similar antioxidation effect but of relatively small molecules, which can be more easily and effectively assimilated by human body. Generally speaking, the more SOD-like characteristics contained per unit, the better antioxidation effect on human bodies to delay the aging process.

One of the unique features of our enzymes products is that we have combined TCM concept “Five Fundamental Elements”, namely, gold, wood, water, fire and earth, with our enzymes products. The Five Fundamental Elements concept is a well-known concept in Chinese culture, where it believes that each element represents and corresponds to a key organ in our bodies. Therefore, in addition to the basic ingredients used for enzymes products, we also added certain Chinese herbs with special effect on improvement and reconciliation of function for the corresponded organs. The formula for each of our enzymes products is the result of extensive research and experiments conducted by our staff teamed up with Bioenergy Biotechnology Corp., our designated manufacturer.

In addition, through the whole six-stage fermentation manufacturing process, which will usually take more than fourteen months, the ingredients will be fully fermented and resolved into relatively smaller molecules, which will make the nutrient substances easier to be assimilated by human bodies. Also, we have designed our formula to limit the addition of synthetic chemicals during the fermentation process, such as sugar and instead have relied on the natural ingredients that we believe improve the flavor of our enzymes products.

Our enzymes products are classified as “food” instead of “drugs” under relevant Taiwan laws and regulations. Therefore, there are no mandatory requirements for governmental body or regulatory agency to attest or endorse the safety or efficacy of our products before they are allowed to go on the market. Although we have voluntarily applied for SGS test and implemented our own Dr. Chip Examination to ensure the quality of our enzymes products, we have not conducted any additional independent, third-party clinical testing of our products and, because our products are considered food rather than drugs, they are not required to undergo extensive testing before they are allowed to go on the market.

Details of our five enzymes products are illustrated as follows:

YAMIGO Five-phases Enzymes – Metal

We do not manufacture the above enzyme product.  It is specifically formulated for our distribution.  It is packed under our private label pursuant to the contractual manufacturing arrangements with Bioenergy Biotechnology Corp.  The brand name “YAMIGO Five-phases Metal” belongs to us, and the trademark applications for “YAMIGO” has been filed in Taiwan and Mainland China.  We currently market this product as one of the Five-phases series package, but we also sell this product alone. We have earned revenues of $2,304.06 (NT$66,933) from the sale of it during the period from inception (April 12, 2012) to December 31, 2012 and $3,665from the sale of it during the twelve months ended December 31, 2013.

Our enzyme products are designed through strict and extensive scientific researches as well as on the basis of TCM Five-phases philosophy. Under the Five-phases theory, each of the Five-phases, i.e., metal, wood, water, fire and earth, corresponds to one of the five key organs of human bodies. This enzyme product contains over 60 different ingredients. Other than the enzymes fluids extracted from fruit and vegetables, such as yam, sweet potato, pumpkin, eggplant, black bean, we have deliberately designed the formula for this product to contain certain Chinese traditional herbs, in particular, caterpillar fungus, which, according to the TCM theory, are allegedly with corresponding nutritional effect on improvement of lung functions.

This enzyme product is currently packaged in glass bottles with a volume of 720 ml, roughly good for adult usage for four weeks.

YAMIGO Five-phases Enzymes – Wood

We do not manufacture the above enzyme product.  It is specifically formulated for our distribution.  It is packed under our private label pursuant to the contractual manufacturing arrangements with Bioenergy Biotechnology Corp.  The brand name “YAMIGO Five-phases – Wood” belongs to us, and the trademark applications for “YAMIGO” has been filed in Taiwan and Mainland China.  We currently market this product as one of the Five-phases series package, but we also sell this product alone. We have earned revenues of $6,619.83 (NT$192,306) from the sale of it during the period from inception (April 12, 2012) to December 31, 2012 and $11,280 from the sale of it during the twelve months ended December 31, 2013.

Our enzyme products are designed through strict and extensive scientific researches as well as on the basis of TCM Five-phases philosophy. Under the Five-phases theory, each of the Five-phases, i.e., metal, wood, water, fire and earth, corresponds with one of the five key organs of human bodies. This enzyme product contains over 60 different ingredients. Other than the enzymes fluids extracted from fruit and vegetables, such as yam, sweet potato, pumpkin, eggplant, black bean, lemon, grape, we have deliberately designed the formula for this product to contain certain Chinese traditional herbs, in particular, Taiwanofungus camphorates, which, according to the TCM theory, are allegedly with corresponding nutritional effect on improvement of liver functions.

This enzyme product is currently packaged in glass bottles with a volume of 720 ml, roughly good for adult usage for four weeks.

YAMIGO Five-phases Enzymes – Water

We do not manufacture the above enzyme product.  It is specifically formulated for our distribution.  It is packed under our private label pursuant to the contractual manufacturing arrangements with Bioenergy Biotechnology Corp.  The brand name “YAMIGO Five-phases Water” belongs to us, and the trademark applications for “YAMIGO” has been filed in Taiwan and Mainland China.  We currently market this product as one of the Five-phases series package, but we also sell this product alone. We have earned revenues of $4,128.85 (NT$119,943) from the sale of it during the period from inception (April 12, 2012) to December 31, 2012 and $2,794 from the sale of it during the twelve months ended December 31, 2013.

Our enzyme products are designed through strict and extensive scientific researches as well as on the basis of TCM Five-phases philosophy. Under the Five-phases theory, each of the Five-phases, i.e., metal, wood, water, fire and earth, corresponds with one of the five key organs of human bodies. This enzyme product is primarily made of pineapple enzymes fluids, glucosamine and collagen. We have deliberately designed the formula to contain more pineapple extracts, which, according to the TCM theory, allegedly to have corresponding nutritional effect on improvement of kidney functions.

This enzyme product is currently packaged in glass bottles with a volume of 720 ml, roughly good for adult usage for four weeks.

YAMIGO Five-phases Enzymes – Fire

We do not manufacture the above enzyme product.  It is specifically formulated for our distribution.  It is packed under our private label pursuant to the contractual manufacturing arrangements with Bioenergy Biotechnology Corp.  The brand name “YAMIGO Five-phases – Fire” belongs to us, and the trademark applications for “YAMIGO” has been filed in Taiwan and Mainland China.  We currently market this product as one of the Five-phases series package, but we also sell this product alone. We have earned revenues of $3,195.77 (NT$92,837) from the sale of it during the period from inception (April 12, 2012) to December 31, 2012 and $1,604. from the sale of it during the twelve months ended December 31, 2013.

Our enzyme products are designed through strict and extensive scientific researches as well as on the basis of TCM Five-phases philosophy. Under the Five-phases theory, each of the Five-phases, i.e., metal, wood, water, fire and earth, corresponds with one of the five key organs of human bodies. This enzyme product contains over 60 different ingredients. Other than the enzymes fluids extracted from fruit and vegetables, such as eggplant, bitter gourd, melon, pumpkin, spinach, black bean, grapefruit, litchi, we have deliberately designed the formula for this product to contain certain Chinese traditional herbs, in particular, herba rhodiolae, which, according to the TCM theory, are allegedly with corresponding nutritional effect on improvement of heart functions.

This enzyme product is currently packaged in glass bottles with a volume of 720 ml, roughly good for adult usage for four weeks.

YAMIGO Five-phases Enzymes – Earth

We do not manufacture the above enzyme product.  It is specifically formulated for our distribution.  It is packed under our private label pursuant to the contractual manufacturing arrangements with Bioenergy Biotechnology Corp.  The brand name “YAMIGO Five-phases – Earth” belongs to us, and the trademark applications for “YAMIGO” has been filed in Taiwan and Mainland China.  We currently market this product as one of the Five-phases series package, but we also sell this product alone. We have earned revenues of $4,300.55 (NT$124,931) from the sale of it during the period from inception (April 12, 2012) to December 31, 2012 and $4,967 from the sale of it during the twelve months ended December 31, 2013.

Our enzyme products are designed through strict and extensive scientific researches as well as on the basis of TCM Five-phases philosophy. Under the Five-phases theory, each of the Five-phases, i.e., metal, wood, water, fire and earth, corresponds with one of the five key organs of human bodies. This enzyme product contains over 60 different ingredients. Other than the enzymes fluids extracted from fruit and vegetables ingredients, such as black bean, pumpkin, spinach, cantaloupe, grape, potato, bitter gourd, eggplant, we have deliberately designed the formula for this product to contain certain Chinese traditional herbs, in particular, sweet potato leaves, which, according to the TCM theory, are allegedly with corresponding nutritional effect on improvement of stomach functions.

This enzyme product is currently packaged in glass bottles with a volume of 720 ml, roughly good for adult usage for four weeks.

In summary, our YAMIGO – Five-phases enzyme products, namely Metal, Wood, Water, Fire and Earth, are displayed below:

We also have small package of the above Five-phases enzymes products. The small package is designed for trial purchase. If the customers like our products, we expect them to purchase big package products which are more cost-effective. The small package of Five-phases enzymes products are displayed below, with 50 ml for each bottle.

We will make a quarterly review of our product line and get feedback from our customers. Based on such data and statistics, we shall determine whether one or more new products are needed. Once we determine that new products are needed, our research and development team will start their research work.

Other than the five basic enzymes products we are selling, we are also conducting an on-going new products research and development. We currently have four new enzymes products in the testing stage, namely, (i) slimming enzymes product, designed for the consumers desiring to lose weight; (ii) nerves-soothing enzymes product, designed for the consumers under high pressures and seeking tranquilization effect; (iii) special enzymes product for the senior (stomach improvement effect), designed for the aged consumers with stomach issues; and (iv) special enzymes product for the senior (joint improvement effect), designed for aged consumers with arthralgia issues, all anticipated to be launched in 2014.

Other than the four new enzymes products mentioned above, we are researching and developing another new enzymes product, enzymes facial mask, which is designed for high-end female consumers in Taiwan. We believe that these high-end female consumers prefer a more healthy and effective way to pursue beauty. We are also planning to expand our business in SPA industry under the same conception of facilitating female consumers a more healthy and effective way to pursue beauty. In addition, we are exploring the possibility of a unique product, enzymes coffee, all of these products are expected to be launched in 2014.

We are providing full time, 24 hours per day and seven days per week, hotline services. Our hotline receptionists are well trained with a comprehensive knowledge of our products to address any of the Customers’ enquiries about our products or take their orders over our hotline.

We intend to open special counters in big shopping malls, serving as both an exhibition center as well as an education center for our products, where customers or potential customers could have a more intuitive observation on and experience with all of our enzymes products. Meanwhile, our well-trained staffs in such special counters could introduce our enzymes products to them more effectively.

Intellectual Property

We are currently applying for certain trademarks both in Taiwan and in mainland China. Please refer to the following chart illustrating our trademarks application details:

Trademark	Categories	Status	Jurisdiction
	35	Application filed on September 5, 2012	Taiwan

05	Application filed on September 5, 2012	Taiwan

Trademark	Categories	Status	Jurisdiction
	35	Application filed on February 6, 2013	China Mainland
Yamigo	05	Application filed on February 6, 2013	China Mainland
Yambear	35	Application filed on February 6, 2013	China Mainland

Other than the trademark applications described above, we may also apply for trademarks in other jurisdictions where we are going to expand our business.

Our Taiwan subsidiary, Yambear Taiwan, owns the domain name yambear.com.

We do not have patent rights regarding the formula of our enzymes products since the formula, manufacturing process may not be patentable in the jurisdiction where we conduct our business. Though some formula and manufacturing process may be patentable, we have determined that our business interests are better served by trying to protect them as trade secrets or confidential information. We rely heavily on trade secret protection and confidentiality agreements rather than patent laws to protect our rights in these formulas, manufacturing process, know-how and data. We have taken a series of measures to keep the confidentiality of our formula, including entering into confidential agreement with our employees and cooperation partners, segregating of duties among personnel involved in different stages of its production process. This segregation reduces the risk that a breach of these protections by any single staff member would result in a leakage of the entire production process of our enzymes products. We also implement other precautions, such as internal document controls and network assurance procedures.

Research and Development Expenditures

We currently do not have any full-time research and development team. The formulas of our initial five basic products have been the achievement of joint efforts of our staff teamed up with Bioenergy Biotechnology Corp., our designated manufacturer. Our future products are being developed by our staff and a professor of Department of Food Science of NPUST, who has dedicated his leisure time to the research and development of our enzymes products. We intend to recruit this professor along with the growth of our Company, subsequent to which, he will be able to commit all of his time and energy on products development, so as to enable us to quickly take a concept for a new product from the idea stage, to product development, testing and trials, and ultimately to the shelf to be sold to our customers. On November 1, 2012, we leased approximately 572 square meters office space in Pingtung Agriculture Biotechnology Park, which is within the affinity of NPUST. We are in the process of decorating this office into a research and development center, where we will deploy our full-time research and development team to conduct experiments and develop our new products.

Our current practice for research and development is that we will make a quarterly review of our product line and get feedback from our customers. Based on such data and statistics, we shall determine whether one or more new products are needed. Once we determine that new products are needed, our research and development team will start their research work. Usually a new product requires one quarter a two quarters finishing the research work. We anticipate that the cost is mostly in the range of $5,000 to $10,000 for the research and development of each new product.

We have researched and developed certain new enzymes products, among which, four are in the testing stage, namely, slimming enzymes product, nerves-soothing enzymes product, special enzymes product for the senior (stomach improvement effect) and for the senior (joint improvement effect). Other than the four new enzymes products mentioned above, we are, through our own research and development team and free of additional research cost, in the process of researching and developing other new enzymes products, such as enzymes facial mask and enzymes SPA.

Research and development will always be a significant part of our business strategy in the long run.

Employees

We currently have three employees to whom we are paying salaries or other compensation, the chief executive officer, the head of human resources and the director of accounting. Other than these three employees, we have certain part-time employees, who are shareholders of the Company, who do not receive compensation. Depending on the business needs, we intend to recruit some additional full-time employees in the future. All of the Company’s employees are employed by the Company’s subsidiary Yambear Taiwan.

Subsidiaries

Yambear Taiwan is the only wholly owned subsidiary of Jishanye. Other than that, Jishanye does not own any subsidiary for the time being. We are considering establishing branches or subsidiaries in mainland China, Hong Kong, Singapore and Malaysia with the expansion and development of our business in the future.

Regulation

Regulations of the Enzymes Industry

Taiwan Regulation on Consumer Protection

The current primary regulation protecting consumers' rights in Taiwan is Consumer Protection Law, latest amended on February 5, 2005 (the "CP Law"), with a view to better regulate the conduct of business operators and enforce consumer protection. The Industry Competent Authority at various levels of the administration is responsible for the enforcement and supervision on any consumer protection related matters.

Pursuant to the CP Law, business operators providing goods and services shall attach great value to consumers' health and safety, provide sufficient instruction on the goods and services offered, maintain fairness of the trade and take any other necessary precautions to protect consumers’ rights. In addition, business operators who design, produce and manufacture goods or provide services shall guarantee that the goods or services offered should meet the safety criteria which is reasonably expected from the technological and professional perspective at the time of launching such goods or offering services in the market. In case of intentionally wrongdoings of the business operators, punitive damages up to three times of the actual damage may be imposed against such business operators.

Taiwan Regulation on Food Sanitation Management

The current primary regulation governing food sanitation in Taiwan is the Food Sanitation Management Act, latest amended on August 8, 2012 (the "FSM Act"). The Department of Health at various levels of the administration is responsible for the management and supervision on any food sanitation related matters.

Under this FSM Act, any business operators of food or food additives must obtain and maintain the proper licenses from relevant government authorities before they could manufacture, process, deploy, package, transform, store, sell, import and export food or food additives. The licenses generally have a valid duration from one year to five years, which is set by the relevant government authorities, and the application for extension must be filed for approval within three months before expiration. The FSM Act also set forth specific rules demanding the compliance with good hygienic practices and safety control system of food or food additives by the business operators.

General Regulations

Taiwan Regulation on Company Administration

The current primary regulation governing companies in Taiwan is the Company Law, latest amended on January 16, 2013 by Legislative Yuan, which provided the fundamental framework for regulating companies. The Ministry of Economic Affairs at various levels of the administration is responsible for the management and supervision on any companies related matters.

Under the Company Law, a company refers to any profit-driven juridical association, organized, registered and established in accordance with this Company Law. Under the Company Law, companies have been divided into four categories: unlimited liability company, limited liability company, joint liability company and company limited by shares.

Under the Company Law, a company cannot be established unless properly registered with Ministry of Economic Affairs, and prior to such registration, no business or other legal act can be conducted in the name of a company. In addition, the capital amount of a company must be fully contributed by its shareholders of their own fund at the time of its establishment, rather than paid by installment or through external financing. Furthermore, the capital contribution must be audited and certified by accountants.

A limited liability company is a company organized by more than one shareholder, where the shareholders are only liable to the extent of their contributed capital to the company. Director(s) of a limited liability company is responsible for the management and operation of the company and subject to duty of care and duty of loyalty while executing his business judgment with respect to the operation of the company.

Taiwan Regulation on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reaches the threshold of $17,212 (NT$500,000) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

-	the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or

-	Taiwan suffers serious trade deficit.

Taiwan Regulation on Foreign Investment

The current principal regulation governing foreign investment is Foreign Investment Regulation latest amended on November 19, 1997 (the “Investment Regulation”). Under the Investment Regulation, investment refers to any activities involving (1) holding share capital of a company incorporated in Taiwan; (2) establishing branches, wholly-owned or partnership enterprises in Taiwan; or (3) providing more than one-year term loan to the above-mentioned investee enterprises. The authority in charge of foreign investment is Ministry of Economic Affairs of Republic of China. The industries in Taiwan are categorized into permitted, restricted and prohibited foreign investment areas. Investors may apply for settlement of exchange in accordance with the annual yield of their investment or the allocation of surplus.

With respect to foreign investment in the food industry, unless such investment is made from the People’s Republic of China, there’s no restriction under Investment Regulation. Since the Company falls into the food industry, the Company and prospective investors in this offering will not be affected by Investment Regulation.

Eminent domain

When the investment made by an investor constitutes less than 45% of the total amount of capital of the investee enterprise, and the investee enterprise has been expropriated or acquired by the government for the purpose of national defense, reasonable government compensation shall be paid to the investors. However, if the capital contribution made by the investor constitutes equal to or more than 45% of the total amount of capital of the investee enterprise and continues remaining above 45% for two decades since its establishment, then the government may not exercise its eminent domain power over such investee enterprise.

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

-	Income Tax Law, latest amended on August 8, 2012;

-	The Implementation Rules of Income Tax Law, latest amended on September 7, 2011;

-	Value-Added and Non-Value-Added Business Tax Law, latest amended on November 23, 2011; and

-	The Implementation Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on March 6, 2012.

Under the Income Tax Law, there are two kinds of income tax, comprehensive income tax for individuals and income tax for enterprises operating for profit, respectively.

Individuals who have income with a source within Taiwan must pay comprehensive income tax on their income sourced within Taiwan; while non-resident individuals having income with a source within Taiwan, except otherwise provided in the Income Tax Law, shall pay tax based on the amount attributable to the sources of their income.

The enterprise with head office located in Taiwan shall pay profit-seeking income tax on its global income both within and outside Taiwan; while the enterprises with head office outside Taiwan shall only pay profit-seeking income tax on its business income sourced from within Taiwan.

-	Rate of income tax. The individual comprehensive income tax exemption threshold is NT$60,000 ($2,065) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

-	With respect to enterprise operating for profit, the exemption threshold is NT$120,000 ($4,131). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

-	Sale of goods or service, import of goods in Taiwan shall be subject to Value-Added or Non-Value-Added Business Tax.

-	Rate of business tax. The rate of business tax, except otherwise stipulated in the relevant tax law, ranges from 5% to 10% as determined by the State Council of Taiwan.

Where You Can Find Us

We presently maintain our executive office at 3F., No.10, Yuanxi 2nd Rd., Pingtung Agricultural Biotechnology Park, Changzhi Township, Pingtung 908, Taiwan, Republic of China. Our telephone number is +00886 08 7621913. Our Taiwan subsidiary Yambear Taiwan maintains a website at www.yambear.com.

ITEM 1A   RISK FACTORS

An investment in our common stock involves a high degree of risk and should be purchased only by persons who can afford to lose the entire amount invested in the common stock. You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision. If any of the following risks actually occurs, our business, financial condition or operating results could be materially adversely affected. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business

Our limited operating history may not serve as an adequate basis to judge our future prospects and results of operations.

Our limited operating history in the enzyme industry may not provide a meaningful basis for evaluating our business. We entered into the enzyme industry in August 2012. We cannot guaranty that we will achieve profitability or that we will not continue to incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to sustain and expansion our business;

•	maintain or protect our intellectual property;

•	maintain our proprietary technology;

•	attract additional customers and increase spending per customer;

•	expand our enzyme product offerings and maintain the high quality of our enzyme products;

•	manage our expanding operations and continue to fill customers’ orders on time;

•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	implement our product development, marketing, and sales, and adapt and modify them as needed;

•	anticipate and adapt to changing conditions in the enzyme industry resulting from changes in government regulations, mergers and acquisitions involving our competitors, technological developments and other significant competitive and market dynamics.

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

We have incurred losses since inception and may continue to incur losses.

Since inception we have incurred a gross loss from operations of $212,855, and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our product by our customers, the competitiveness of our enzyme products, our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

We are a development stage company. We are currently selling enzymes products manufactured in Taiwan through Yambear Taiwan, our operating company in Taiwan, to public consumers across Taiwan, and we intend to expand business operations by distributing and exporting our enzymes products to Hong Kong, mainland China, Singapore and Malaysia in 2015 through a variety of marketing channels. We only offer limited enzymes products now and we intend to broaden our line of products through investment in research and development. We anticipate continued growth in the future through internal expansion as well as external strategic partnerships or alliances. Our expansion will place substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. Furthermore, our management will be required to maintain and expand our relationships with our suppliers, manufacturers, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

Because our auditors have issued a going concern opinion, there is substantial uncertainty that we will continue operations in which case you could lose your investment.

Our auditors have issued a going concern opinion.  This means that there is substantial doubt that we can continue as an ongoing business for the next twelve months.  The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue in business.  As such we may have to cease operations and you could lose your investment.

Our expenses exceeds our working capital available, if we are unable to secure additional sources of funding, our ability to continue is a going concern and you could lose your investment.

As of December 31, 2013, we have a working capital deficit of $140,227. We do not have]sufficient working capital to cover our operational expenses. If we are not able to secure additional funding, we will exhaust substantially all of our assets and have no funds with which to continue, and as a result we may have to cease operations and you could lose your investment.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose customers and our financial results may be negatively affected.

The enzymes business in Taiwan is highly competitive for new players. The market share is largely dominated by two well-established companies, namely Yamato Enzyme Co., Ltd. and Biozyme Biotechnology Corp., and many smaller companies competing for the remaining share. We expect competition to persist and intensify. We compete for customers on the basis of product qualities and name recognition. Though we believe that our enzymes products have been manufactured according to our unique formula and special fermentation process and are better in key parameters for enzymes products, there’s no assurance that the customers will recognize the quality of our enzymes products or be willing to pay any premium for them. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. If we are unable to compete effectively against those competitors, we may lose customers and our financial results may be negatively affected.

Unfavorable publicity or consumer perception of our enzymes products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our enzymes products, and our ability to generate revenues.

We are highly dependent upon consumer perception of the safety and quality of our enzymes products, as well as similar products distributed by other companies. Consumer perception of enzymes products can be significantly influenced by scientific research or findings, national media attention, and other publicity about product use. For example, in May 2011, the Department of Health of Taiwan published, among other products, four enzymes products offered by Biozyme Biotechnology Corp. as containing DEHP (Di-(2-ethylhexyl)phthalate), which were subsequently taken off the market. This incident has caused negative public perception of the safety of enzymes products offered in the Taiwan market.

An enzymes product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to our industry or any of our particular enzymes products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that questions earlier research or publicity could have a material adverse effect on our ability to generate revenues. As such, period-to-period comparisons of our results should not be relied upon as a measure of our future performance. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of enzymes products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products, or that claims that such products are ineffective could have a material adverse effect on our reputation, the demand for our enzymes products, and our ability to generate revenues.

We lack risk management methods, our business, reputation and financial results may be adversely affected.

We currently do not have methods to identify, monitor and manage risks with respect to our enzymes products business. If any of such risks to which we are, or may be, exposed materialize, our business, reputation, financial condition and operating results could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

If we cannot explore various marketing channels for our enzymes products on schedule and profitably, our planned future growth will be impeded, which would adversely affect sales.

Our growth is dependent on increases in sales through our successful exploration of a variety of marketing channels. Our ability to timely expand our market share through a combination of marketing channels, including telephone sales, sales on TV shopping channels, as well as selling in special counters located in big shopping malls depends in part on the following factors: the availability of such channels; the ability to negotiate acceptable terms with third party service providers; the ability to identify customer demand in different geographic areas; the hiring, training and retention of competent sales personnel; the effective management of inventory to meet the needs of increased orders on a timely basis; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control.

On November 1, 2012, we entered into a distribution agreement with Fitness & Beauty Corporation Limited (“Fitness”), pursuant to which Fitness will be the exclusive distributor of our enzymes products in China. On March 1, 2013, we entered into a distribution agreement with Mr. Ganlin Hong, who is the northern regional manager of a large insurance company in Taiwan. Pursuant to the distribution agreement, we granted Mr. Hong the exclusive right to sell our five-phases YAMIGO enzymes products within the northern region of such insurance company. On March 1, 2013, we opened up a self-operated store in Jet’s Burg Mall Tianmoo Taipei. Delays or failures in utilizing these marketing channels, or achieving lower than expected sales through such marketing channels, could materially adversely affect our growth and profitability.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon (i) the continuing services of our current senior management team and (ii) the recruitment of other key personnel, in particular the Chief Executive Officer and the Chief Marketing Officer. If we fail to recruit the key personnel, or one or more of our senior management team, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in the Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information and key professionals and staff members. Each of our current employees has entered into an employment agreement as well as confidentiality agreement, with Yambear Taiwan. See “Management—Employment Agreements” for a more detailed description of the key terms of these employment agreements. If any disputes arise between any of our senior executives or key personnel and us, we cannot assure you of the extent to which any of these agreements may be enforced.

Our directors and certain senior management have other business interests, which may limit the amount of time they can devote to our company and potentially create conflicts of interest.

Our directors and certain senior management have other business interests, which may lead to periodic interruptions of our business operations. Our director and Head of Sales Management of Yambear Taiwan, Mr. Wen-Lang Chang, also serves as the Senior Customer Development Manager of Hawley & Hazel Taiwan. Yambear Taiwan’s Research and Development Technical Advisor, Mr. Wen-Hsin Chang, also serves as the deputy general manager in the environmental catalysts international division of ICT Technology Co., Ltd.  Mr. Wen-Lang Chang and Mr. Wen-Hsin Chang can dedicate approximately four to eight hours per week to the operation of our Company.

Compliance with new and existing governmental regulations could increase our costs significantly and adversely affect our results of operations.

Our enzymes products, like the similar products offered by our competitors in Taiwan, are categorized as dietary products, rather than nutritional products, which is subject to more stringent governmental regulations. The processing, formulation, manufacturing, packaging, labeling, advertising, and distribution of our enzymes products are subject to applicable laws and regulations of Ministry of Economic Affaires and Department of Health, both of which are under the leadership of the Executive Yuan of Taiwan. Additional or more stringent regulations of dietary products have been considered from time to time. The enactment of such new regulations or other regulation re-categorizing enzymes products as nutritional products, thus subject to more intense regulations, could impose more stringent standards on enzymes products. We may not be able to comply with any of such new regulations without incurring additional expenses, which could be significant.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues, and operating income.

As a retailer and distributor of enzymes products designed for human consumption, we may be subject to product liability claims if the use of our products has allegedly resulted in injury. Our enzymes products consist of enzymes fluid extracted from fruits and vegetables, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in Taiwan. Our products could contain contaminated substances, and some of our products contain ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur.

In addition, we have engaged Bioenergy Biotechnology Corp., our designated manufacturer, to produce all of our enzymes products that we sell. As a distributor of products manufactured by third parties, we may also be liable for various product liability claims for products we do not manufacture. Any product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income.

We do not have any patent for the formula of our enzymes products or the manufacturing process.

We have not applied and will not apply the patent right for the formula of our enzymes products or the manufacturing process due to legal restrictions and our business concerns. We have taken various measures to protect our know-how on formula as well as manufacturing process of our enzymes products. If the formula of our enzymes products is stolen or analyzed out by other competitors, we could lose our competition strengths, which could adversely affect our ability to expand our market share.

Intellectual property litigation and infringement claims against us could cause us to incur significant expenses or prevent us from manufacturing, selling, or using some aspect of our products, which could adversely affect our revenues and market share.

We are currently and may in the future be subject to intellectual property litigation and infringement claims, which could cause us to incur significant expenses or prevent us from manufacturing, selling or using some aspect of our products. Claims of intellectual property infringement also may require us to enter into costly royalty or license agreements. However, we may be unable to obtain royalty or license agreements on terms acceptable to us or at all. Claims that our technology or products infringe on intellectual property rights could be costly and would divert the attention of management and key personnel, which in turn could adversely affect our revenues and profitability.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on the company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for the fiscal year ending on December 31, 2014.

There is no assurance that we will be able to maintain effective internal controls over financial reporting in the future. If we fail to do so, we may not be able to produce reliable financial reports and prevent fraud. Moreover, if we were not able to conclude that we have effective internal controls over financial reporting, investors may lose confidence in the reliability of our financial statements, which would negatively impact the trading price of our shares. Our reporting obligations as a public company, including our efforts to comply with Section 404 of the Sarbanes-Oxley Act, will continue to place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Our network and communications systems are dependent on third-party providers and are vulnerable to system interruption and damage, which could limit our ability to operate our business and could have a material adverse effect on our business, financial condition or results of operations.

We intend to expand sales of our enzymes products through a variety of marketing channels, among which include telephone sales and sales on TV shopping channels. Our systems and operations and those of our third-party Internet and telecommunication service providers, are vulnerable to damage or interruption from fire, flood, earthquakes, power loss, server failure, telecommunications and Internet service failure, acts of war or terrorism, computer viruses and denial-of-service attacks, physical or electronic breaches, sabotage, human error and similar events. Any of these events could lead to system interruptions, processing and order fulfillment delays, and loss of critical data for us, our suppliers, or our Internet service providers, and could prevent us from processing customer purchases. Any significant interruption in the availability or functionality of our website or our customer processing, distribution, or communications systems, for any reason, could seriously harm our business, financial condition, and operating results. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

We may require additional funds to continue our business plan.

Our business plan and growth strategy call for ongoing expenses in connection with the distribution of enzymes products. We have not generated any significant revenue from operations to date.

As of December 31, 2013, we had cash on hand of $4,184, and we have accumulated a deficit of $212,855. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs within the next three months. Currently our negative cash flow per month is approximately $6,000.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operation expenses for 2014 is as follows:

Salaries and benefits	$40,000
Marketing	20,000
Management overhead	30,000
Professional fees	10,000
General overhead
$100,000

We do not currently have any arrangements for financing. Obtaining additional funding will be subject to a number of factors, including general market conditions, investor acceptance of our business plan and initial results from our business operations. These factors may impact the timing, amount, terms or conditions of additional financing available to us. The most likely source of future funds available to us is through the sale of additional shares of common stock or advances from our major shareholders or directors and, if we are able to obtain equity financing, it will likely result in significant additional dilution to the interests of our current stockholders and may include liquidation or other preferences that adversely affect your rights as a stockholder. The Company may obtain financing by issuing debt which may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. There can be no assurance that we will be able to obtain such additional financing and if we cannot receive such financing we may be forced to suspend or cease operations.

General economic conditions, including a prolonged weakness in the economy, may affect consumer purchases, which could adversely affect our sales.

Due to the nature of dietary supplement products, our sales results are dependent on a number of factors impacting consumer spending, including general economic and business conditions; consumer confidence; wages and employment levels; the housing market; consumer debt levels; availability of consumer credit; credit and interest rates; taxes; general political conditions, both domestic and abroad. Consumer product purchases, including purchases of our enzymes products, may decline during recessionary periods. A prolonged downturn or an uncertain outlook in the economy may materially adversely affect our business and our revenues and profits.

We do not expect to pay dividends in the foreseeable future.

We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

We have little experience as a public company.

We never operated as a public company prior to October 2013. We have little experience in complying with the various rules and regulations, which are required of a public company. As a result, we may not be able to operate successfully as a public company, even if our operations are successful. We plan to comply with all of the various rules and regulations, which are required of a public company. However, if we cannot operate successfully as a public company, your investment may be materially adversely affected. Our inability to operate as a public company could be the basis of your losing your entire investment.

We have outsourced the manufacturing of all of our enzymes products to one company.

All of our enzymes products are being manufactured by a Taiwan local company, Bioenergy Biotechnology Corp. (“Bioenergy”) pursuant to the orders we place to them from time to time under the terms of specific purchase orders. Bioenergy is one of the biggest enzymes products manufacturers in Taiwan and we’ve started our cooperation with it since our inception. If they choose to terminate our cooperation or materially change terms of our cooperation, we may not be able to find a replacement in time or on terms acceptable to us, which could have a material adverse effect on our business operation. We have entered into a confidentiality agreement with Bioenergy, however, if Bioenergy breaches its confidentiality obligation and discloses our formula of enzymes products to the public or any third party, we could lose our competition strength and our operation could be adversely affected.

We are an Emerging Growth Company as defined under the Jumpstart Our Business Startups Act.

An “emerging growth company” is an issuer whose initial public offering was or will be completed after Dec. 8, 2011, and had total annual gross revenues of less than $1 billion during its most recently completed fiscal year. An issuer’s EGC status terminates on the earliest of:

·     The last day of the first fiscal year of the issuer during which it had total annual gross revenues of $1 billion or more;

·     The last day of the fiscal year of the issuer following the fifth anniversary of the date of the issuer’s initial public offering;

·     The date on which such issuer has issued more than $1 billion in non-convertible debt securities during the prior three-year period determined on a rolling basis; or

·     The date on which the issuer is deemed to be a “large accelerated filer” under the Exchange Act, which means, among other things, that it has a public float in excess of $700 million.

Pursuant to the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), as an emerging growth company the Company can elect to opt out of the extended transition period for any new or revised accounting standards that may be issued by the PCAOB or the SEC. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the standard for the private company. This may make comparison of the Company's financial statements with any other public company which is not either an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible as possible different or revised standards may be used.

The Company has elected to use the extended transition period for complying with new or revised financial accounting standards available under Section 102(b)(2)(B) of the JOBS Act. Among other things, this means that the Company's independent registered public accounting firm will not be required, as with smaller reporting companies, to provide an attestation report on the effectiveness of the Company's internal control over financial reporting so long as it qualifies as an emerging growth company, which may increase the risk that weaknesses or deficiencies in the internal control over financial reporting go undetected. Likewise, so long as it qualifies as an emerging growth company, the Company may elect not to provide certain information, including certain financial information and certain information regarding compensation of executive officers that would otherwise have been required to provide in filings with the SEC, which may make it more difficult for investors and securities analysts to evaluate the Company. As a result, investor confidence in the Company and the market price of its common stock may be adversely affected.

In addition to qualifying as an emerging growth company, we also currently qualify as a Smaller Reporting Company under Rule 12b-2 of the Securities Exchange Act of 1934, as amended.  Rule 12b-2 defines a Smaller Reporting Company as an issuer that is not an investment company, an asset-backed issuer, or a majority-owned subsidiary of a parent that is not a smaller reporting company and that:

•	Had a public float of less than $75 million as of the last business day of its most recently completed second fiscal quarter, computed by multiplying the aggregate worldwide number of shares of its voting and non-voting common equity held by non-affiliates by the price at which the common equity was last sold, or the average of the bid and asked prices of common equity, in the principal market for the common equity; or

•	In the case of an initial registration statement under the Securities Act or Exchange Act for shares of its common equity, had a public float of less than $75 million as of a date within 30 days of the date of the filing of the registration statement, computed by multiplying the aggregate worldwide number of such shares held by non-affiliates before the registration plus, in the case of a Securities Act registration statement, the number of such shares included in the registration statement by the estimated public offering price of the shares; or

•	In the case of an issuer whose public float as calculated under paragraph (1) or (2) of this definition was zero, had annual revenues of less than $50 million during the most recently completed fiscal year for which audited financial statements are available.

As long as we remain a Smaller Reporting Company, we may take advantage of certain scaled or reduced disclosure requirements, some of which are the same as the reduced disclosure requirements applicable to an Emerging Growth Company.  In the event that we cease to be an Emerging Growth Company as a result of a lapse of the five year period, but continue to be a Smaller Reporting Company, we would continue to take advantage of the scaled disclosure requirements applicable to a Smaller Reporting Company.

Risks Related to Doing Business in Taiwan

Our operations and financial results could be severely harmed by natural disasters.

Our executive office is located in Taiwan, which is susceptible to earthquakes. Taiwan is also exposed to typhoons and tsunamis. If a major earthquake, typhoon, tsunami or other natural disaster were to affect the operations of our suppliers and manufacturers, our sales and delivery of enzymes products to our customers could be interrupted or delayed. As a result, our normal business operations could be severely disrupted and our financial condition and results of operations could be adversely affected.

Fluctuation in the value of the NT$ may have a material adverse effect on your investment.

The value of the NT$ against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of December 31, 2013, the exchange rate of NT$ to the USD was 30.03NT$=1USD.

Our revenues and costs are denominated in the NT$, and our financial assets are also denominated in NT$. We completely rely on dividends payable to us by our operating company in Taiwan, Yambear Taiwan. Any significant appreciation or depreciation of the NT$ against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our shares in USD. For example, a further appreciation of the NT$ against the USD would make any new NT$-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the NT$ for such purposes. An appreciation of the NT$ against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the NT$, as the NT$ is our reporting currency in Taiwan. Conversely, a significant depreciation of the NT$ against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Increase in the price and shortage of supply of key raw materials could adversely affect our business.

Substantially all of our key raw materials for the production of our enzymes products are harvested in Taiwan. If the prices of these raw materials were to increase significantly, or it experiences a shortage of supply of these raw materials due to abnormal climate change or natural disasters, we could incur significant cost increase or fail to accumulate our products inventory to meet our customers’ needs. Raw material prices may increase from time to time in the future and we may not be able to pass on such increases to our customers. A significant increase in the price of raw materials that cannot be passed on to customers could have a material adverse effect on our results of operations and financial condition. In addition, the interruption in supply of certain key raw materials essential to the manufacturing of our products may have an adverse impact on our suppliers and manufacturers' ability to provide us with the necessary products needed to maintain our customer relationships and an adequate level of sales.

Our controlling shareholders may take actions that are not in, or may conflict with, our public shareholders’ best interest.

As of December 31, 2013, Yambear Holding Limited owned, directly or indirectly, a controlling interest of approximately 46.5% of our outstanding common shares. Accordingly, this shareholder will continue to have the ability to exercise a controlling influence over our business and may take actions that you may not agree with or that are not in our or our public shareholders’ best interest.

Our primary operation is located in Taiwan, and because the rights of shareholders under Taiwan law differ from those under U.S. law, you may have difficulty protecting your shareholder rights.

We conduct all of our business operations through our operating entity in Taiwan, whose corporate affairs are governed by its Articles of Incorporation and by the laws governing corporations incorporated in Taiwan. The rights of shareholders and the responsibilities of management and the members of the board of directors under Taiwan law are different from those applicable to a corporation incorporated in the United States. For example, directors and controlling shareholders of Taiwan companies do not owe fiduciary duties to minority shareholders. With respect to a limited liability company or a company limited by shares, directors, rather than management, are responsible to manage the company and subject to the duty of loyalty and duty of care. However, in case of personal gains resulted from violation by the directors of their duties under the preceding sentence, the shareholders may, within a year of such gains and through their resolutions, treat such gains as company’s gains, and the directors shall not be held liable any more under such circumstances. The management shall conduct business of the company in strict compliance with its rights and authorization as set forth in the related corporate charter documents as well as employment contracts. Therefore, public shareholders of Taiwan companies may have more difficulty in protecting their interest in connection with actions taken by management or members of the board of directors than they would as public shareholders of a U.S. corporation.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against the company and its non-U.S. resident directors and senior officers.

All of our directors and senior officers are non-residents of the United States. Consequently, it may be difficult for investors to effect service of process on any of them in the United States and to enforce judgments obtained in United States courts against them based on the civil liability provisions of the United States securities laws. Since all our assets are located in Taiwan it may be difficult or impossible for U.S. investors to collect a judgment against us. As well, any judgment obtained in the United States against us may not be enforceable in the United States.

Strained relations between the Republic of China and the People’s Republic of China could negatively affect our business and the market value of your investment.

We intend to expand our business operations in mainland China through authorized agents for the marketing of our enzymes products, which may become a more and more important market for our enzymes products as well as revenue and profit source for our business. The Republic of China has a unique international political status. Both the Republic of China and the People’s Republic of China assert sovereignty over all of China, including Taiwan. The People’s Republic of China government does not recognize the legitimacy of the Republic of China government. Although significant economic and cultural relations have been established in recent years between the Republic of China and the People’s Republic of China, relations have often been strained and the government of the People’s Republic of China government has indicated that it may use military force to gain control over Taiwan under certain circumstances, such as the declaration of independence by the Republic of China. Relations between the Republic of China and the People’s Republic of China have been particularly strained in recent years. Past developments in relations between the Republic of China and the People’s Republic of China have on occasion depressed the market price of the shares of Taiwanese companies. Relations between the Republic of China and the People’s Republic of China and other factors affecting the political or economic conditions in Taiwan could have a material adverse effect on our financial condition and results of operations, as well as the market price and the liquidity of our common shares.

ITEM 1B      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.        PROPERTIES

Our business office is located at 3F., No.10, Yuanxi 2nd Rd., Pingtung Agriculture Biotechnology Park, Changzhi Township, Pingtung 908, Taiwan, Republic of China. Our telephone number is +00886 08 7621913. We are paying a monthly rent of $1,669 (NT$48,480) for our office. Our offices occupy approximately 572 square meters. The term of the lease is two years, commencing from November 1, 2012 to October 31, 2014.

We are a development stage company with very few assets.

ITEM 3.        LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings.

ITEM 4.          MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

There is presently no public market for our common stock. We are applying for trading of our common stock on the Over the Counter Bulletin Board. However, we can provide no assurance that our shares will be traded on the OTCBB or, if traded, that a public market will materialize.

(b) Shareholders

On March 31, 2014 there were approximately 31 holders of record of our common stock.

(c)  Dividends

The holders of our common stock are entitled to receive dividends when, as and if declared by the board of directors out of funds legally available therefore. To date, we have not declared nor paid any cash dividends. The board of directors does not intend to declare any dividends in the foreseeable future, but instead intends to retain all earnings, if any, for use in our business operations.

(d)  Securities Authorized for Issuance Under Equity Compensation Plans

No securities are authorized for issuance by the Company under equity compensation plans.

(e)  Performance Graph

Not applicable.

(f)  Sale of Unregistered Securities

None.

5(b) Use of Proceeds

Not applicable.

 5(c) Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2013.

ITEM 6.        SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Overview

We were incorporated in the State of Delaware on April 12, 2012 under the name “Yambear Bio-Tech, Inc.” On October 24, 2013, we changed our corporate name to “Jishanye, Inc.” Through our subsidiary we are engaged in selling enzymes products to public consumers across Taiwan, and we intend to expand business operations by distributing and exporting our enzymes products to Hong Kong, mainland China, Singapore and Malaysia in 2014. Our goal is to distribute and market our enzymes products to high-end consumers by exploring a variety of marketing channels, including, without limitation, telephone sales, sales on TV shopping channels, as well as selling in special counters located in big shopping malls. Our goal is to establish an international brand of enzymes products with high quality and name recognition. With our competitive strengths discussed below, we expect to become a major player in dietary supplements industry and grow into an internationally recognized brand of enzymes products.

We currently have a limited line of enzymes products, consisting of five-phases enzymes products. We’ve been marketing the five enzymes products in one package to our customers, as we have deliberately designed the formula for each of them to contain ingredients, especially certain Traditional Chinese Medicine (“TCM”), allegedly with corresponding nutritional effect on each of five key organs of human bodies, namely, heart, liver, stomach, lung and kidney. Our creative combination of TCM concept “Five Fundamental Elements,” namely, gold, wood, water, fire and earth, with our enzymes products and the meticulously designed formula constitute the unique feature of our enzymes products. In addition, each of the above-mentioned enzymes products, other than our water enzymes product, requires over 60 different ingredients. Furthermore, we specifically instructed Bioenergy Biotechnology Corp., our manufacturer, to apply a six-stage fermentation manufacturing process on all of our enzymes products. Though the production cycle for our enzymes products usually take approximately fourteen months, which is substantially longer than the production cycle required for similar enzymes products manufactured with one-stage traditional method in Taiwan, which are in the range of one to three months, it creates superior quality in one key parameter of our enzymes products, the number of SOD-like characteristics contained in the enzymes products. SOD means Superoxide Dismutase, one of the enzymes with alleged antioxidation effect to delay the aging process of human body. However, due to the relatively large size of the molecules of SOD, human body cannot directly assimilate it. SOD-like characteristics refers to certain enzymes with similar antioxidation effect but of relatively small molecules, which can be more easily and effectively assimilated by human body. Generally speaking, the more SOD-like contained per unit, the better antioxidation effect on human bodies to delay the aging process. Based on the SGS report issued by SGS Taiwan Ltd. on September 25, 2013, the SOD-like characteristics in our enzyme products is approximately 12,600 per gram, which is substantially greater than enzyme products of our main competitor Biozyme Biotechnology Corp., whose SOD-like characteristics are approximately 3,000 per gram.

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

Going Concern

The consolidated financial statements included elsewhere in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have an accumulated deficit of $212,855 and working capital deficit of $140,227 as of December 31, 2013, and have used cash in operations of $111,567 for the twelve months ended December 31, 2013, respectively. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

For the year ended December 31, 2013, we had revenue and cost of revenue of $24,741 and $10,142, respectively, as compared to $21,502 and $7,372, respectively, for the prior period.  Our gross margin was $14,599 or 59% of revenue in 2013 as compared to $14,130 or 66% for 2012. The increase in revenue primarily relates to us commencing operations in 2012 compared to a full year of operations in 2013.  The gross profit decreased as a percentage of revenue due to higher product costs.  We incurred selling expenses and general and administrative expenses of $46,569 and $138,169, respectively, for the year ended December 31, 2013 as compared to $5,153 and $41,988, respectively for the prior year. The significant increase in selling expenses and general and administrative expenses is due to a full year of operations in 2013 as compared to only a partial year in 2012.  We also incurred $9,037 in research and development costs in 2012 as compared to $0 in 2013.  We incurred research and development costs in 2012 developing our products and incurred no such expense in 2013. Our net loss for the year ended December 31, 2013 was $170,873 as compared to $41,982 in 2012.  The increase in net loss in 2013 is primarily a result of lower margins and increased expenses as described above.

Liquidity and Capital Resources

On July 16, 2012, we raised $100,000 from the sale of 12,500,000 shares of our common stock and we received $149,500 from the issuance of a loan payable that were used to fund our operations. As of December 31, 2013, we had cash on hand of $4,184.

We used $111,567 and $84,991 of cash in our operations for the twelve months ended December 31, 2013 and from our inception (April 12, 2012) to December 31, 2012, respectively, which was principally related to our net loss and the build-up of inventory.

As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors. We opened up a self-operated store in Jet’s Burg Mall Tianmoo Taipei on March 1, 2013 and the associated cost was approximately $34,423.41.

The estimated budget of our operation expenses for 2014 is as follows:

Salaries and benefits	$40,000
Marketing	20,000
Management overhead	30,000
Professional fees	10,000
General overhead
$100,000

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

Off-Balance Sheet Arrangements

None.

ITEM	7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

JISHANYE, INC. AND SUBSIDIARY

Consolidated Financial Statements

December 31, 2013 and 2012

 Contents

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheets as of December 31, 2013 and 2012	F-2

Consolidated Statements of Operations and Other Comprehensive Loss
for the year ended December 31, 2013 and from inception (April 12, 2012) to December 31, 2012	F-3

Consolidated Statements of Stockholders' Equity for the year ended December 31, 2013 and
from inception (April 12, 2012) to December 31, 2012	F-4

Consolidated Statements of Cash Flows for year ended December 31, 2013 and
from inception(April 12, 2012) to December 31, 2012	F-5

Notes to Consolidated Financial Statements	F-6

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Jishanye, Inc.

We have audited the accompanying consolidated balance sheets of Jishanye, Inc. and subsidiary as of December 31, 2013 and 2012, and the related consolidated statements of operations and other comprehensive loss, stockholders' equity, and cash flows for the year ended December 31, 2013 and from inception (April 12, 2012) to December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jishanye, Inc. and subsidiary as of December 31, 2013 and 2012, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2013 and from inception (April 12, 2012) to December 31, 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has an accumulated deficit of $212,855, as of December 31, 2013 and has used cash in operations of $111,567 for 2013. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin LLP

Encino, California

April 8, 2014

JISHANYE, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

	December 31,	December 31,
	2013	2012

ASSETS

CURRENT ASSETS:
Cash and equivalents	$4,184	$16,302
Accounts receivable, net of allowance for
doubtful accounts of $0 and $5,010	-	3,359
Other receivables	7,611	1,667
Inventory	-	40,291
Deposits	-	7,063

Total current assets	11,795	68,682

PROPERTY AND EQUIPMENT, net	27,456	-
INTANGIBLE ASSETS, net	-	757
OTHER LONG-TERM ASSETS	-	2,239

TOTAL ASSETS	$39,251	$71,678

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Salaries payable	$2,331	$2,080
Accounts Payable	191	-
Advances from customers	-	1,672
Accrued expenses	-	7,478
Loan Payable Related Party	149,500	-
Total current liabilities	152,022	11,230

Commitments and contingencies

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.0001 per share; 100,000,000 shares authorized
12,500,000 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive income	84	2,430
Accumulated deficit	(212,855)	(41,982)
Total stockholders' equity (deficit)	(112,771)	60,448

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$39,251	$71,678

 The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER

COMPREHENSIVE LOSS

		From Inception
	Year Ended	(April 12, 2012)
	December 31,	to December 31,
	2013	2012

Revenue	$24,741	$21,502

Cost of revenue	10,142	7,372

Gross profit	14,599	14,130

Operating expenses
Selling	46,569	5,153
General and administrative	122,517	41,998
Loss on disposal of assets	15,652	-
Research and development	-	9,037
Total operating expenses	184,738	56,188

Loss from operations	(170,139)	(42,058)

Non-operating income (expense):
Other income (expense)	(803)	34
Interest income	69	42
Total non-operating income (expense)	(734)	76

Loss before provision for income taxes	(170,873)	(41,982)

Provision for income taxes	-	-

Net loss	(170,873)	(41,982)

Other comprehensive loss
Foreign currency translation gain (loss)	(2,346)	2,540

Comprehensive loss	$(173,219)	$(39,442)

Weighted average shares outstanding:
Basic	12,500,000	12,500,000
Diluted	12,500,000	12,500,000

Loss per share:
Basic	$(0.01)	$(0.00)
Diluted	$(0.01)	$(0.00)

 The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid	Comprehensive	Accumulated	Equity
	Shares	Amount	in Capital	Income	Deficit	(Deficit)

Balance, April 12, 2012	-	$-	$-	$-	$-	$-

Issuance of common stock for cash	12,500,000	1,250	98,750	-	-	100,000

Foreign currency translation gain	-	-	-	2,430	-	2,430

Net loss	-	-	-	-	(41,982)	(41,982)

Balance, December 31, 2012 (as restated)	12,500,000	1,250	98,750	2,430	(41,982)	60,448

Foreign currency translation loss	-	-	-	(2,346)	-	(2,346)

Net loss	-	-	-	-	(170,873)	(170,873)

Balance, December 31, 2013	12,500,000	$1,250	$98,750	$84	$(212,855)	$(112,771)

The accompanying notes are an integral part of these consolidated financial statements

JISHANYE, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CASH FLOWS

		From Inception
	Year Ended	(April 12, 2012)
	December 31,	to December 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(170,873)	$(41,982)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation	6,297	-
Loss on disposal of assets	15,652	-
(Increase) / decrease in assets:
Accounts receivable	3,291	(3,330)
Other receivables	(6,069)	(1,652)
Inventory	39,471	(39,939)
Deposits	6,919	(7,001)
Other assets	2,193	(2,219)
Increase / (decrease) in current liabilities:
Accounts payable	194	-
Salaries payable	322	2,062
Advances from customers	(1,638)	1,657
Other payables	(7,326)	7,413
Net cash used in operating activities	(111,567)	(84,991)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for property and equipment	(48,994)	-
Payments for intangible assets	-	(750)

Net cash used in investing activities	(48,994)	(750)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	100,000
Proceeds from loan payable	149,500	-

Net cash provided by financing activities	149,500	100,000

Effect of exchange rate changes on cash and equivalents	(1,057)	2,043

NET INCREASE (DECREASE) IN CASH	(12,118)	16,302

CASH, BEGINNING OF PERIOD	16,302	-

CASH, END OF PERIOD	$4,184	$16,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

 The accompanying notes are an integral part of these consolidated financial statements.

Note 1 - Organization and Basis of Presentation

Organization and Line of Business

Jishanye, Inc., formerly Yambear Bio-Tech, Inc. (the “Company” or “Jishanye”) was incorporated in the State of Delaware on April 12, 2012. The Company, through its subsidiary sells enzymes products to public consumers across Taiwan, and intendeds to expand business operations by distributing and exporting its enzymes to Hong Kong, mainland China, Singapore and Malaysia in 2013. The Company’s goal was to distribute and market its enzymes to high-end consumers by exploring a variety of marketing channels, including, without limitation, telephone sales, sales on TV shopping channels, as well as selling in special counters located in big shopping malls.

On October 25, 2013, the Company amended its Certificate of Incorporation to change the Company's name to "Jishanye, Inc." which was approved by the Board on October 24, 2013.

Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $212,855 and working capital deficit of $140,227 as of December 31, 2013, and cash used in operations of $111,567 for the year ended December 31, 2013. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

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

Foreign Currency Translation

The accounts of the Taiwanese subsidiary are maintained in the Taiwan $ and the accounts of the U.S. parent company are maintained in the USD. The accounts of the Taiwanese subsidiary are translated into USD in accordance with ASC Topic 830 “Foreign Currency Matters,” with the Taiwan $ as the functional currency for the Taiwanese subsidiary. According to Topic 830, all assets and liabilities are translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

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

Accounts Receivable

The Company maintains reserves for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. Reserves are recorded primarily on a specific identification basis. Currently, the Company provides all customers 30 days credit which can be extended to 60 days based on customer needs. At December 31, 2013 and 2012, the accounts receivable with extended credit terms is $0 and $515, respectively.

Inventory

Inventory is valued at the lower of the inventory’s cost or the current market price of the inventory. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. During 2013, the Company used $30,389 in inventory to settle debt.

Long-Lived Assets

The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. ASC 360 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. In that event, a loss is recognized based on the amount by which the carrying amount exceeds the fair value of the long-lived assets. Loss on long-lived assets to be disposed of is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal. Based on its review, the Company believes that as of December 31, 2013, there was no significant impairment of its long-lived assets.

Intangible Assets

The Company evaluates intangible assets for impairment, at least on an annual basis and whenever events or changes in circumstances indicate the carrying value may not be recoverable from its estimated future cash flows. Recoverability of intangible and other long-lived assets is measured by comparing their net book value to the related projected undiscounted cash flows from these assets, considering a number of factors including past operating results, budgets, economic projections, market trends and product development cycles. If the net book value of the asset exceeds the related undiscounted cash flows, the asset is considered impaired, and a second test is performed to measure the amount of impairment loss. The Company has expensed the trade mark applications during the year ended December 31, 2013.

Other Long-Term Assets

Other long-term assets are a rental deposit and a deposit with the Tech Zone in which the Company operates. Both deposits will be returned upon termination of the lease.

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, other receivables, salaries payable, advances from customers and other payables, the carrying amounts approximate their fair values due to their short maturities. The carrying amounts of the line of credit and other long-term liabilities approximate their fair values based on current rates of interest for instruments with similar characteristics.

Accounting Standards Codification Topic 820, “Fair Value Measurements and Disclosures,” requires disclosure of the fair value (“FV”) of financial instruments held by the Company. ASC Topic 825, “Financial Instruments,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

.	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

.	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets in inactive markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

.	Level 3 inputs to the valuation methodology use one or more unobservable inputs which are significant to the FV measurement.

The Company analyzes all financial instruments with features of both liabilities and equity under ASC Topic 480, “Distinguishing Liabilities from Equity,” and ASC Topic 815, “Derivatives and Hedging.”

As of December 31, 2013, the Company did not identify any assets and liabilities required to be presented on the balance sheet at FV.

Revenue Recognition

The Company’s revenue recognition policies comply with SEC Staff Accounting Bulletin 104 (codified in FASB ASC Topic 605). Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. The Company provides sales incentive such a buy a dozen and get one free. The Company recognizes the cost of the free product at the time of sale. The Company does not provide unconditional return or any other sales incentives. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

Sales are invoiced value of products, net of value-added tax (“VAT”). All of the Company’s products sold in Taiwan are subject to a value-added tax of 5% of the gross sales price. This VAT may be offset by VAT paid by the Company on raw materials and other materials included in the cost of producing the finished product. The Company records VAT payable and VAT receivable net of payments in the financial statements. The VAT tax return is filed offsetting the payables against the receivables. Sales and purchases are recorded net of VAT collected and paid as the Company acts as an agent for the government.

Income Taxes

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” ASC 740 requires a company to use the asset and liability method of accounting for income taxes, whereby deferred tax assets are recognized for deductible temporary differences, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion, or all of, the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Under ASC 740, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s consolidated financial statements.

Basic and Diluted Earnings (Loss) Per Share

Earnings (loss) per share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Basic earnings per share (“EPS”) is based upon the weighted average number of common shares outstanding. Diluted EPS is based on the assumption that all dilutive convertible shares and stock warrants were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no options, warrants or other instruments convertible into common stock outstanding as of December 31, 2013, therefore basic and diluted loss per share are the same.

Foreign Currency Translation

The accounts of the Company’s Taiwanese subsidiary are maintained in Taiwan $ and the accounts of the U.S. parent company are maintained in USD. The accounts of the Taiwanese subsidiary were translated into USD in accordance with ASC Topic 830, “Foreign Currency Matters,” with the Taiwan $ as the functional currency for the Taiwanese subsidiary. According to ASC Topic 830, all assets and liabilities were translated at the exchange rate on the balance sheet date, stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC Topic 220, “Comprehensive Income.” Gains and losses resulting from the translations of foreign currency transactions and balances are reflected in the statement of operations.

Foreign Currency Transactions and Comprehensive Income

US GAAP generally requires recognized revenue, expenses, gains and losses be included in net income. Certain statements, however, require entities to report specific changes in assets and liabilities, such as gain or loss on foreign currency translation, as a separate component of the equity section of the balance sheet. Such items, along with net income, are components of comprehensive income. The functional currency of the Company’s Taiwanese subsidiary is the Taiwan $. Translation gains of $84 and 2,430 at December 31, 2013 and 2012, respectively, are classified as an item of other comprehensive income in the stockholders’ equity section of the consolidated balance sheet.

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

The FASB issued ASU No. 2013-04, Liabilities (Topic 405), “Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date.” ASU 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total obligation within the scope of this ASU is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. The guidance requires an entity to measure those obligations as the sum of the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. The amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company does not expect the adoption of this guidance to have a material impact on the Company’s financial statements.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of Unrecognized Tax Benefit When a Net Operating Loss Carryforward, A Similar Tax Loss, or a Tax Credit Carryforward Exists (A Consensus the FASB Emerging Issues Task Force). ASU 2013-11 provides guidance on financial statement presentation of unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The FASB’s objective in issuing this ASU is to eliminate diversity in practice resulting from a lack of guidance on this topic in current U.S. GAAP. This ASU applies to all entities with unrecognized tax benefits that also have tax loss or tax credit carryforward in the same tax jurisdiction as of the reporting date. This amendment is effective for public entities for fiscal years beginning after December 15, 2013 and interim periods within those years. The Company does not expect the adoption of this standard to have a material impact on its financial position and results of operations.

Note 3 - Inventory

Inventory at December 31, 2013 and 2012 is as follows:

	2013	2012
Packing material	$-	$11,317
Finished goods	-	28,974
Total inventory	$-	$40,291

On Dec 23, 2013, inventory with value NT$ 912,548 ($30,389) was sold to Taiwai Work and Life Co., Ltd., a related party to Jishanye Taiwan, to settle debt NT$ 500,000 ($16,650) from this same related party. As of 12/31/2013, Inventory ending balance is zero.

Note 4 - Property & Equipment

The following are the details regarding the Company’s property and equipment at December 31, 2013 and 2012:

	2013	2012
Vehicle	$32,301	$-
Less: accumulated depreciation	(4,845)	-
Property and equipment, net	$27,456	$-

Note 5 - Intangible Assets

Intangible assets were as follows:

	2013	2012
Trademark	$-	$757
Less: accumulated amortization	-	-
Intangible assets, net	$-	$757

Note 6 – Loan Payable

During the year ended December 31, 2013, the Company issued a promissory note to a shareholder for $149,500. The promissory note is interest free and does not have a specific maturity date.

Note 7 – Stockholders’ Equity

The Company authorized 100,000,000 shares of common stock with a par value of $0.0001 per share. On July 16, 2012, the Company issued 12,500,000 shares of its common stock for $100,000.

Note 8 - Income Taxes

The Company’s subsidiary is governed by the Income Tax Law of Taiwan, and is generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments.

Income tax expense reflected in the consolidated statements of operations and other comprehensive loss consists of the following for the year ended December 31, 2013 and the period from inception (April 12, 2012) to December 31, 2012:

	2013	2012

Current expense:
Federal	$-	$-
State	-	-
Foreign	-	-
	-	-
Deferred expense:
Federal	-	-
State	-	-
Foreign	-	-
	-	-
Total income tax expense	$-	$-

The components of deferred income tax assets and liabilities as of December 31, 2013 and 2012 are as follows:

	2013	2012
Deferred tax assets:
Net operating loss	$36,185	$6,267
Total deferred tax assets	36,185	6,267
Less valuation allowance	(36,185)	(6,267)
	$-	$-

A reconciliation of tax at United States federal statutory rate to provision for income tax recorded in the financial statements is as follows:

	2013	2012
Tax provision at statutory rate	-34%	-34%
Foreign tax rate difference	17%	17%
Taiwanese current NOL for which no benefit is realized	17%	17%
Effective rate	0%	0%

The Company has a net operating loss carryforward in Taiwan of approximately $213,000 that begin to expire in 2017.

Note 9 – Commitments and Contingencies

The Company leases office space located at 3F., No.10, Yuanxi 2nd Rd., Pingtung Agriculture Biotechnology Park, Changzhi Township, Pingtung 908, Taiwan, Republic of China for $1,614 (NT$48,480) per month which expire on October 31, 2014. Future annual minimum lease payments for this non cancelable operating lease are as follows per year:

2014	16,144

Employment Agreements

Pursuant to an employment agreement between the Yambear Taiwan and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NT$32,000 ($1,102) per month to serve as Chief Executive Officer of Yambear Taiwan.

In addition, pursuant to an employment agreement between Yambear Taiwan and Wei-Ming Tsai dated January 30, 2013, Wei-Ming earns no salary other than a monthly transportation subsidy of NT$5,000 ( $172) to serve as Project Vice General Manager of Yambear Taiwan. The agreement is for an indefinite term. Wei-Ming is also entitled to 3% of the aggregate annual sales revenue of Yambear Taiwan attributable to the marketing channels he assisted to develop and the direct sales made by him.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

(a)           Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Hsin-Lung Lin, our Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b)           Changes in Internal Control over Financial Reporting.

During the three months ended December 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)           Management’s Report on Internal Control over Financial Reporting.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth, as of December 31, 2013, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Hsin-Lung Lin	25	Chairman of the board of directors, Chief Executive Officer and Chief Financial Officer
Wen-Lang Chang*	53	Director and Head of Sales Management
Chun-Hao Chang	37	Director and President
Wei-Ming Tsai*	57	Project Vice General Manager
Wen-Hsin Chang*	49	Research and Development Technical Advisor

*Executive Office held at Yambear Taiwan.

Business Experience

The following summarizes the occupation and business experience for our directors and executive officers.

Hsin-Lung LIN, Chairman of the Board of Directors, Chief Executive Officer and Chief Financial Officer

Hsin-Lung Lin has acted as the director of the Company since April 12, 2012 and as the Chief Executive Officer of Yambear Taiwan since September 1, 2012. Hsin-Lung has served as Chief Executive Officer and Chief Financial Officer of the Company since February 13, 2013. He graduated from National Pingtung University of Science and Technology Institute of Finance, Taiwan with a master degree in 2012. His majors include stock market analysis and financial statements analysis. Hsin-Lung has conducted extensive research on and is familiar with the stock markets in various jurisdictions, which gives him an insightful understanding of the unique features of different stock markets. Hsin-Lung was selected as a director because of his familiarity with capital markets.

Wen-Lang CHANG, Director and Head of Sales Management

Wen-Lang Chang has acted as the director of the Company since February 13, 2013. Wen-Lang Chang has acted as the Head of Sales Management of Yambear Taiwan since June 2012. He graduated from National Pingtung University of Science and Technology, Taiwan with a major in Management EMBA in 2006. Wen-Lang has been working with Hawley & Hazel Taiwan, a Taiwan subsidiary of Colgate-Palmolive Company, a company with primary business of selling toothpaste products, since 1985. During such period, Wen-Lang acted as Market Survey Executive for the first two years, namely from 1985 to 1987. Then Wen-Lang focused on sales. He was promoted from the Sales Executive (1987 – 1990) to Sales Supervisor (1990 – 1993), then further promoted to the Area Manager (1993 – 1999) and Channel Manager (1999 -2001). Since 2001, Wen-Lang has been acting as the Senior Customer Development Manager. Wen-Lang started his career acting as a Sales Representative at NICE Group, a company with primary business of selling daily necessity products, from 1983 to 1985. Wen-Lang was selected as a director because of his extensive experience in products channel management and customer development.

Chun-Hao CHANG, Director and President

Chun-Hao Chang has acted as the director of the Company since October 24, 2013. Chun-Hao Chang has acted as the President of the Company since October 24, 2013. Mr. Chang was the supervisor of Kaohsiung City Youth Career Development Association and The Port Junior Chamber from 2012-2013. Mr. Chang has been the CEO of Taiwan Living Career Co. Ltd. since 2010. Mr. Chang was selected as a director because of his business operations experience.

Wei-Ming TSAI, Project Vice General Manager

Wei-Ming TSAI has acted as the Project Vice General Manager of Yambear Taiwan since January 30, 2013. He graduated from National Pingtung University of Science and Technology, Taiwan with a major in Management EMBA in 2010. Wei-Ming had worked with Kaohsiung City Government from 2001 to 2009 acted as a director in Kaosuing Fine Art Museum and Library. From September 2009 to April 2010, Wei-Ming worked with Kaohsiung City Government acted as a director. Wei-Ming had worked with Pingtung County Government from 2010 to 2012. During such period, he acted as a director in Cultural Events.

Wen-Hsin CHANG, Research and Development Technical Adviser

Wen-Hsin CHANG has acted as the Research and Development Technical Adviser of Yambear Taiwan since June 2012. He graduated from National Central University Institute of Chemical Engineering, Taiwan with a doctor degree in 1995. Since 1997, Wen-Hsin has been working with ICT Technology Co., Ltd. Taiwan, a professional catalyst production company in Taiwan, where he first worked as a manager in research and development department from 1999 to 2008, then he has been acting as the deputy general manager in the environmental catalysts international division since 2008.

Family relationships

There are no family relationship among the directors and executive officers.

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which any of our executive officers was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit Committee; Compensation Committee; Nominating Committee

The Board of Directors has not yet appointed an Audit Committee, a Compensation Committee or a Nominating Committee.  The functions that would be performed by such committees are performed by the Board of Directors.

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Indemnification

Under Delaware law and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, our counsel has informed us that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

Procedure for Nominating or Recommending for Nomination Candidates for Director

The Board of Directors will consider candidates recommended by shareholders. Any shareholder who wishes to recommend a candidate for the Board should address the recommendation in writing to the Chairman of the Board at the Company’s principal executive offices.

Code of Ethics

The Company has not yet adopted a Code of Ethics that applies to its executive officers, due to the small size of its management.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Hsin-Lung Lin, the Company’s Chief Executive Officer and Chief Financial Officer, for services rendered in all capacities to the Company during the years ended December 31, 2013 and 2012.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2013 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Hsin-Lung Lin Chairman, Chief Executive Officer and Chief Financial Officer	2013	13,907	-	-	-	-	-	-	13,907
	2012	7,384	-	-	-	-	-	-	7,384

The above table identifies all compensation received by the Company’s named executive officer directly or indirectly from the Company or its subsidiaries.

Employment Agreements

Pursuant to an employment agreement between Yambear Taiwan and Hsin-Lung Lin dated September 1, 2012 (the “Lin Agreement”), Hsin-Lung earns a salary of NT$32,000 (approximately $1,101.55) per month to serve as Chief Executive Officer of Yambear Taiwan. The Lin Agreement is for an indefinite term. The Lin Agreement also provides certain holiday bonuses, paid vacation as well as social insurance as required by applicable laws. Hsin-Lung is subject to a non-compete provision which prohibits him from competing with Yambear Taiwan during the term of the Lin Agreement. Either party may terminate the Lin Agreement with at least 30 days prior notice. In addition, Yambear Taiwan may terminate the Lin Agreement with immediate effect in case Hsin-Lung is in material breach of the Lin Agreement. Yambear Taiwan and Hsin-Lung Lin also entered into a confidentiality agreement dated September 1, 2012. Pursuant to the Lin Agreement, Hsin-Lung is entitled to participate in our future stock option plan.

Pursuant to an employment agreement between Yambear Taiwan and Wei-Ming Tsai dated January 30, 2013 (the “Tsai Agreement”), Wei-Ming earns no salary other than a monthly transportation subsidy in the amount of NT$5,000 (approximately $172.12) to serve as Project Vice General Manager of Yambear Taiwan. The Tsai Agreement is for an indefinite term. Wei-Ming is also entitled to 3% of the aggregate annual sales revenue of Yambear Taiwan attributable to the marketing channels that he assisted to develop and the direct sales made by him. The Tsai Agreement also provides certain holiday bonuses, paid vacation as well as social insurance as required by applicable laws. Wei-Ming is subject to a non-compete provision which prohibits him from competing with Yambear Taiwan during the term of the Tsai Agreement. Either party may terminate the Tsai Agreement with at least 30 days prior notice. In addition, Yambear Taiwan may terminate the Tsai Agreement with immediate effect in case Wei-Ming is in material breach of the Tsai Agreement. Yambear Taiwan and Wei-Ming Tsai also entered into a confidentiality agreement dated January 30, 2013. Pursuant to the Tsai Agreement, Wei-Ming is entitled to participate in our future stock option plan.

Director Compensation

Our directors do not currently receive compensation for service on the board, other than the compensation that they receive for service as employees of Yambear Taiwan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2014, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of 3F., No.10, Yuanxi 2nd Rd., Pingtung Agricultural Biotechnology Park, Changzhi Township, Pingtung 908, Taiwan, Republic of China.

	Name and Address of	Amount and Nature of
Title of Class	Beneficial Owner	Beneficial Owner	Percent of Class (1)
Officers and Directors
Common Stock	Hsin-Lung LIN Director/Chief Executive Officer	100,000	*
Common Stock	Wen-Lang CHANG Director/Head of Sales Management	100,000	*
Common Stock	Chun-Hao CHANG Director/President	0	*
Common Stock	Wei-Ming TSAI Project Vice General Manager	0	*
Common Stock	Wen-Hsin CHANG Research and Development Technical Adviser	50,000	*
Common Stock	All executive officers and directors as a group	250,000	2.0%

5% Beneficial Owners

Common Stock	Yambear Holding Limited (2) Yen-Ling Wang 17/F, flat C, Siu Nin Bldg., 32 Tsat Tze Mui Road, North Point, Hong Kong	5,510,000	44.08%
Common Stock	Orange Chang Limited (3) Room 2101-2103, Futura Plaza, 111 How Ming Street, Kwun Tong, Hong Kong	1,200,000	9.6%
Common Stock	Inkstone Capital Limited (4) 26th Floor, Langham Place Office Tower, NO. 8. Argyle Street, Kowloon, Hong Kong	1,200,000	9.6%
Common Stock	Pi-Chen Chang No. 23, Yu’an St., Annan Dist., Tainan City 709, Taiwan, Republic of China	1,110,000	8.88%
Common Stock	Guo Chen 701 No. 50 Meihua Cun, Zhongshanyi Road, Yuexiu District, Guangzhou City, People’s Republic of China	1,125,000	9%

* Less than 1%

(1)	Based on 12,500,001 shares outstanding as of March 31, 2014.

(2)	Yen-Ling Wang (“Yen-Ling”) holds the voting and dispositive power of Yambear Holding Limited (“Holding”). Deemed ownership includes 5,700,000 shares held by Holding, 120,000 shares held by Yen-Ling, 410,000 shares held by Yen-Ling’s husband Chang Kung-Hsiung, 20,000 shares held by Yen-Ling’s daughter Chang Tiffany JiYun, 20,000 shares held by Yin-Ling’s son Chang Jerry JiNing, 20,000 shares held by Yin-Ling’s son Chang Jonathan JiJun, 10,000 shares held by Yen-Ling’s father-in-law Chang Lai-Fa.
(3)	Chang Pi-hui holds the voting and dispositive power of Orange Chang Limited.

(4)	Chang I-fa holds the voting and dispositive power of Inkstone Capital Limited.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2012 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). “Related persons” include the following:

(A)	Any of our directors or officers;

(B)	Any proposed nominee for election as our director;

(C)	Any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our Common Stock; or

(D)	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who has the same house as such person or who is a director or officer of any parent or subsidiary of us.

We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

On January 15, 2013, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Mr. Lin Hsin-Lung, extended a loan in the amount of US$149,000 to the Company. The loan has a maturity of one year and has no interest obligations.

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by Goldman Kurland Mohidin, LLP for the fiscal years ended December 31, 2013 and 2012 are set forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

	Fiscal Year 2013	Fiscal Period 2012
Audit Fees	$36,000	$12,000
Audit-Related Fees	0
Tax Fees	0
All Other Fees	0
Total	$36,000	$12,000

Audit Fees for the fiscal years ended December 31, 2013 and 2012 were for professional services rendered for the audit of our annual financial statements and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

The Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Goldman Kurland Mohidin, LLP.

Pre-approval Policies and Procedures

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Goldman Kurland Mohidin, LLP.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013 and 2012

Consolidated Statement of Stockholders’ Equity for the Years Ended December 31, 2013 and 2012

Notes to Consolidated Financial Statements

(3)   The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (1)(2)
3.2	Bylaws (1)(2)
10.1	Form of Stock Purchase Agreement (1)
10.2*	Translation of Employment Agreement between the Company and Hsin-Lung Lin (1)
10.3*	Translation of Employment Agreement between the Company and Wei-Ming Tsai (1)
10.4	Translation of Lease Agreement dated January 10, 2011 (1)
10.5	Translation of Distribution Agreement between the Company and Fitness & Beauty Corporation Limited, dated November 1, 2012 (1)
10.6	Translation of Sample Purchase Order between the Company and Bioenergy Biotechnology Corp. (3)
10.7	Translation of Distribution Agreement between the Company and Ganlin Hong dated March 1, 2013 (3)
10.8	Translation of Confidential Agreement between Bioenergy Biotechnology Corp., dated October 1, 2012. (3)
10.9*	Translation of Loan Agreement between the Company and Hsin-Lung Lin, dated January 15, 2013 (3)
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant (1)
31.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1***	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.

**	Filed herewith.

***	Furnished herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on February 14, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 30, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on April 29, 2013, and incorporated herein by reference.

Supplemental Information to be Furnished with Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

The Company has not sent to its security holders any annual report or proxy material required to be furnished to the Securities and Exchange Commission during the period covered by this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JISHANYE, INC.

Date: April 15, 2014	By:	/s/ Hsin-Lung Lin
Hsin-Lung Lin, Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Hsin-Lung Lin his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

 Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Hsin-Lung Lin	Date: April 15, 2014
Hsin-Lung Lin
Director, Chief Executive Officer, Chief Financial Officer

/s/ Wen-Lang Chang	Date: April 15, 2014
Wen-Lang Chang
Director

/s/ Chun-Hao Chang	Date: April 15, 2014
Chun-Hao Chang
Director

