Form 10-Q
period 2014-03-31
Jishanye, Inc.
filed 2014-05-15
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 15, 2014, there are a total of 12,500,001 shares of common stock issued and outstanding.

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

References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Taiwan using NTD, the currency of Taiwan, and our financial statements are presented in United States dollars (“USD” or “$”).   In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.   These dollar references are based on the exchange rate of NTD to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JISHANYE, INC. AND SUBSIDIARY

(formerly Yambear Bio-Tech, Inc.)

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$29,438	$4,184
Other receivables	7,496	7,611
Total current assets	36,934	11,795

Property and equipment, net of accumulated depreciation	-	27,456

TOTAL ASSETS	$36,934	$39,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payables	$189	$191
Accrued expenses	16,150	2,331
Total current liabilities	16,339	2,522

Loan payable - related party	149,500	149,500
TOTAL LIABILITIES	165,839	152,022

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,500,001 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive income	(402)	84
Accumulated deficit	(228,503)	(212,855)
Total stockholders' deficit	(128,905)	(112,771)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$36,934	$39,251

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(formerly Yambear Bio-Tech, Inc.)

Consolidated Statements of Operations

and Other Comprehensive Loss

(Unaudited)

	Three Months	Three Months	From Inception
	Ended	Ended	(April 12, 2012)
	March 31,	March 31,	to March 31,
	2014	2013	2014

Revenues	$-	$16,377	$46,243

Cost of revenues	-	(7,002)	(17,514)

Gross profit	-	9,375	28,729

Operating expenses:
Selling	-	15,550	51,722
General and administrative	14,102	43,592	178,616
Research and development	-	-	9,037
Total operating expenses	14,102	59,142	239,375

Loss from operations	(14,102)	(49,767)	(210,646)

Other income (expense):
Loss on disposal of assets	(1,546)	-	(17,198)
Interest income	-	26	110
Other expense		(162)	(769)
Total other expense	(1,546)	(136)	(17,857)

Net loss	(15,648)	(49,903)	(228,503)

Other comprehensive loss
Foreign currency translation loss	(486)	(1,807)	(402)

Comprehensive loss	$(16,134)	$(51,710)	$(228,905)

Weighted average common shares outstanding:
Basic and diluted	12,500,001	12,500,001

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Three	Three	From Inception
	Months Ended	Months Ended	(April 12, 2012)
	March 31,	March 31,	to March 31,
	2014	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,648)	$(49,903)	$(228,503)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation expenses	491	746	6,788
Loss on disposals of property and equipment	1,546	-	17,198
Change in operating assets and liabilities:
Accounts receivable	-	(4,220)	-
Other receivables	115	(862)	(7,496)
Inventory	-	1,548	-
Deposits	-	4,926	-
Other assets	-	(7,146)	-
Accounts payables	-	5,484	-
Accrued expenses	10,635	4,054	16,339
Advances from customers	-	(1,098)	-
Other payables	-	11,091	-
Net cash used in operating activities	(2,861)	(35,380)	(195,674)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	-	(19,567)	(48,994)
Payments for purchase of intangible assets	-	(2,492)	(750)
Proceeds from sales of property and equipment	28,327	-	25,143
Net cash provided by (used in) investing activities	28,327	(22,059)	(24,601)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock	-	-	100,000
Proceeds from loan payable - related party	-	149,500	149,500
Net cash provided by financing activities	-	149,500	249,500
Effect of exchange rate changes on cash and cash equivalents	(212)	(562)	213
NET INCREASE IN CASH	25,254	91,499	29,438
CASH, BEGINNING OF PERIOD	4,184	16,302	-

CASH, END OF PERIOD	$29,438	$107,801	$29,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$
Income taxes paid	$-	$-	$

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDARY

(Formerly Yambear Bio-Tech, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

Jishanye, Inc. (formerly Yambear Bio-Tech, Inc.) (the “Company” or “Jishanye”) was incorporated in the State of Delaware on April 12, 2012. The Company, through its subsidiary is engaged in selling enzymes products to public consumers across Taiwan, and intends to expand business operations by distributing and exporting its enzymes products to Hong Kong, mainland China, Singapore and Malaysia in 2013. The Company’s goal is to distribute and market its enzymes products to high-end consumers by exploring a variety of marketing channels, including, without limitation, telephone sales, sales on TV shopping channels, as well as selling in special counters located in big shopping malls and self-operated stores.

On October 25, 2013, the Company amended its Certificate of Incorporation to change the Company's name to "Jishanye, Inc." which was approved by the Board on October 24, 2013.

The unaudited consolidated financial statements were prepared by Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes. The results for the three ended March 31, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Note 2 - Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. As of March 31, 2014, the Company has no recurring revenue, and has accumulated deficit of $228,503 since inception. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements were prepared in conformity with US GAAP. The Company’s functional currency is the New Taiwanese Dollar (“NTD”); however, the accompanying consolidated financial statements were translated and presented in United States Dollars (“$” or “USD”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jishanye and its wholly-owned subsidiary, Jishanye (Taiwan), Inc. All significant intercompany transactions and balances were eliminated in consolidation.

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (“OCI”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specific estimates include the collectability of accounts receivable and the valuation of inventory, Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset. The Company applies ASC Topic 360, “Property, Plant, and Equipment,” which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. Loss on disposal of property and equipment is determined in a similar manner, except that fair values are reduced to recognize the cost of disposal.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards (“NOLs”). If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized

Revenue Recognition

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

Basic and Diluted Loss Per Common Share

Loss per common share is calculated in accordance with the ASC Topic 260, “Earnings Per Share.” Loss per share is based upon the weighted average number of common shares outstanding. There were no options, warrants or other instruments convertible into common stock outstanding during the three months periods ended March 31, 2014 and year ended December 31, 2013, therefore basic and diluted loss per share are the same.

Subsequent Events

The Company’s management reviewed all material events from March 31, 2014 through the issuance date of these financial statements for disclosure consideration.

Note 4 – Related Party

Loan Payable

In 2013, the Company issued a promissory note to a shareholder for $149,500. The promissory note is interest free and is due on demand. As of March 31, 2014 and December 31, 2013, the entire balance was outstanding.

Employment Agreement

Pursuant to an employment agreement between the Company and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NTD32,000 (approximately $1,102) per month to serve as Chief Executive Officer of the Company. The employment agreement is for an indefinite term. Either party may terminate the agreement with at least 30 days prior notice.

Note 5 - Commitments and Contingencies

The Company entered into a leases agreement to rent office space located at, Pingtung, Taiwan for $1,590 (NTD48,480) per month. The lease will expire on October 31, 2014. As of March 31, 2014, the Company accrued 2014 rent expense and payable for approximately $4,700 (NTD145,000). Future committed payment for this non-cancelable operating lease is approximately $15,900 (NTD484,800).

Note 6 – Sale of Property and Equipment

On January 2014, the Company sold its vehicle to a third party for cash of NTD761,904 ($25,143). The Company received additional NTD96,470 ($3,184) from the third party for reimbursement to the dealer. Net value of the vehicle at selling date was NTD808,743 ($26,965). The company recorded loss on disposal of vehicle for NTD46,839 ($1,546), and other comprehensive loss from effect of exchange rate changes for $276.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and the related notes. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

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

Going Concern

The consolidated financial statements included elsewhere in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have an accumulated deficit of $228,503 since exception, and have incurred non-recurring revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern. We are planning to open a retail location in a shopping mall in the coming months to create brand image and brand awareness and are currently negotiating an agency agreement with an insurance company in Taiwan.  Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

Revenues. For the three months ended March 31, 2014 and 2013, we had revenue of $0 and $16,377, respectively. The decrease was because we were revising our business plans, and had no sales in 2014.

Cost of revenues. For the three months ended March 31, 2014 and 2013, we had cost of revenues of $0 and $7,002, respectively. The decrease was because we had no sale in 2014.

Selling expenses. For the three months ended March 31, 2014 and 2013, we had selling expense of $0 and $15,550, respectively. The decrease was because we were revising our business plans, and had no sale in 2014.

General and administrative expenses. For the three months ended March 31, 2014 and 2013, we had general and administrative expenses of $14,102 and $43,592, respectively. The decrease was because we were revising our business plans, and had limited operations. We tried to minimize costs and keep cash on hand.

Net loss. For three months period ended March 31, 2014 and 2013, our net loss was $15,648 and $49,903, respectively. The decrease was because we incurred more general and administrative expenses for operation. We were revising our business plans, and tried to minimize our costs in 2014.

Liquidity and Capital Resources

On July 16, 2012, we raised $100,000 from the sale of 12,500,001 shares of our common stock and we received $149,500 from the issuance of a loan payable that were used to fund our operations. As of March 31, 2014, we had cash on hand of $29,438.

We used $2,861, $35,380 and $195,674 of cash in our operations for the three months ended March 31, 2014 and 2013, and for the period from our inception April 12, 2012 to March 31, 2014, respectively, which was principally related to our net loss and the build-up of inventory.

As we are just commencing our operations, we plan to fund our operations from loans from our major shareholders and we plan to raise equity capital by offering shares of our common stock to investors.

On January 15, 2013, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Mr. Lin Hsin-Lung, extended a loan in the amount of $149,000 to the Company. The loan is due on demand and has no interest obligations.

We opened up a self-operated store in Jet’s Burg Mall Tianmoo Taipei on March 1, 2013 and the associated cost was approximately $34,423. We closed the store on October 2013, and were revising our business plans in 2014.

The estimated budget for 2014 is as follows:

Salaries and benefits	$115,663
Costs associated with opening self-operated stores	95,000
Marketing	30,981
Management overhead	5,783
Professional fees	7,917
General overhead	7,917
Total	$263,261

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

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (“OCI”).

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

Recent Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of March 31, 2014 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in internal control over financial reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: May 15, 2014	By:	/s/ Hsin-Lung Lin
	Name:	Hsin-Lung Lin
	Its:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

