Form 10-Q
period 2014-06-30
Jishanye, Inc.
filed 2014-08-19
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-55181

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

As of July 31, 2014, there are a total of 12,500,001 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$14,590	$4,184
Accounts receivable	17,127	-
Inventory	926	-
Prepaid expenses	1,508	-
Other receivables	-	7,611
Total current assets	34,151	11,795

Property and equipment, net of accumulated depreciation	-	27,456

TOTAL ASSETS	$34,151	$39,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$191	$191
Accrued expenses	6,972	2,331
Total current liabilities	7,163	2,522

Loan payable - related party	149,500	149,500
TOTAL LIABILITIES	156,663	152,022

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,500,001 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive income	186	84
Accumulated deficit	(222,698)	(212,855)
Total stockholders' deficit	(122,512)	(112,771)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$34,151	$39,251

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Statements of Operations

and Comprehensive Income (Loss)

(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenues	$17,785	$5,032	$17,785	$21,409

Cost of revenues	656	2,298	656	9,300

Gross profit	17,129	2,734	17,129	12,109

Operating expenses:
Selling	-	3,429	-	18,979
General and administrative	11,422	33,594	25,523	77,186
Total operating expenses	11,422	37,023	25,523	96,165

Income (loss) from operations	5,707	(34,289)	(8,394)	(84,056)

Other income (expense):
Other income	107	717	107	555
Interest income	-	31	-	57
Loss fromsale of property and equipment	-	-	(1,556)	-

Total other income (expense)	107	748	(1,449)	612

Net income (loss)	5,814	(33,541)	(9,843)	(83,444)

Other comprehensive income (loss)
Foreign currency translation income (loss)	578	(691)	102	(2,498)

Comprehensive gain (loss)	$6,392	$(34,232)	$(9,741)	$(85,942)

Weighted average common shares outstanding:
Basic and diluted	12,500,001	12,500,001	12,500,001	12,500,001

Earnings (Loss) per common share:
Basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,843)	$(83,444)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expenses	494	3,530
Loss from sale of property and equipment	1,556	-
Change in operating assets and liabilities:
Accounts receivable	(17,127)	1,840
Other receivables	7,611	1,633
Inventory	(926)	3,750
Deposits	-	4,897
Prepaid expenses and other current assets	(1,508)	-
Other assets	-	(6,695)
Accrued expenses	1,454	2,035
Advances from customers	-	(1,092)
Other payables	-	3,048
Net cash used in operating activities	(18,289)	(70,498)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	-	(52,501)
Payments for purchase of intangible assets	-	(2,477)
Proceeds from sales of property and equipment	28,327	-
Net cash provided by (used in) investing activities	28,327	(54,978)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable - related party	-	149,500
Net cash provided by financing activities	-	149,500

Effect of exchange rate changes on cash and cash equivalents	368	(841)

NET INCREASE IN CASH	10,406	23,183

CASH, BEGINNING OF PERIOD	4,184	16,302

CASH, END OF PERIOD	$14,590	$39,485

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDARY

(Formerly Yambear Bio-Tech, Inc.)

Notes to Consolidated Financial Statements

(Unaudited)

Note 1 - Organization and Basis of Presentation

Jishanye, Inc. (formerly Yambear Bio-Tech, Inc.) (the “Company” or “Jishanye”) was incorporated in the State of Delaware on April 12, 2012. On October 25, 2013, the Company amended its Certificate of Incorporation to change the Company's name to "Jishanye, Inc." which was approved by the Board on October 24, 2013. The Company, through its subsidiary is engaged in selling enzymes products to public consumers in Taiwan. In addition, beginning in June 2014 we began to provide funeral management services to consumers across Taiwan, and intend to expand business operations by offering death care management consultancy services to small and medium-sized enterprises of Taiwan, Hong Kong and mainland China in the future. The Company’s goal is to establish an international brand on death care management consultancy services with high quality and name recognition.

The unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes. The results for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Note 2 - Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. As of June 30, 2014, the Company has accumulated deficit of $222,698. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

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

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the asset.

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

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Service revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding during the six months ended June 30, 2014 and 2013, therefore basic and diluted loss per share are the same.

Subsequent Events

The Company’s management reviewed all material events from June 30, 2014 through the issuance date of these financial statements for disclosure consideration.

Note 4 - Related Party

Loan Payable

In 2013, the Company issued a promissory note to a shareholder for $149,500. The promissory note is interest free and is due on demand. As of June 30, 2014, the entire balance was outstanding.

Employment Agreement

Pursuant to an employment agreement between the Company and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NTD32,000 (approximately $1,102) per month to serve as Chief Executive Officer of the Company. The employment agreement is for an indefinite term. Either party may terminate the agreement with at least 30 days prior notice.

Note 5 - Sale of Property and Equipment

On January 2014, the Company sold a vehicle to a third party for cash of $25,143. Additionally, the Company received $3,184 from the third party for reimbursement to the dealer. Net book value of the vehicle on the selling date was $26,965. The Company recorded a loss of $1,556 on disposal of the vehicle, and other comprehensive loss from the effect of exchange rate changes was $266.

Note 6 - Business Segments

The Company is made up of two operation segments: Death Care and Enzyme. Before June 2014, the Company was engaged in selling enzymes products to public consumers in Taiwan. Beginning in June 2014, the Company began providing death care management consultancy services to consumers across Taiwan.

The balance sheets as of June 30, 2014 and December 31, 2013 and the income statement information for the three months ended and six months ended June 30, 2014 and 2013 of each segment is presented in US Dollars as follows:

	June 30, 2014				December 31, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporae	Total
Current Assets	16,750	1,303	16,098	34,151	-	-	11,795	11,795
Fixed Assets	-	-	-	-	-	-	27,456	27,456
Total assets	16,750	1,303	16,098	34,151	-	-	39,251	39,251

Current Liabilities	139	5,926	1,097	7,163	-	2,098	424	2,522
Long-Term Liabilities	-	-	149,500	149,500	-	-	149,500	149,500
Stockholders' Deficit	16,233	(110,731)	(28,014)	(122,512)	-	(94,926)	(17,845)	(112,771)
Total Liabilities and Stockholders' Deficit	16,373	(104,805)	122,583	34,151	-	(92,828)	132,079	39,251

	Three Months Ended June 30, 2014				Three Months Ended June 30, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporate	Total
Revenues	16,600	1,185	-	17,785	-	5,032	-	5,032
Cost of Revenues	-	656	-	656	-	2,298	-	2,298
Gross Profit	16,600	529	-	17,129	-	2,734	-	2,734
Operating Expenses	196	8,811	2,415	11,422	-	20,226	16,797	37,023
Other Income (Expenses)	-	-	107	107	-	-	748	748
Net Income (Loss)	16,404	(8,282)	(2,308)	5,814	-	(17,492)	(16,049)	(33,541)

	Six Months Ended June 30, 2014				Six Months Ended June 30, 2013
	Death Care	Enzyme	Corporation	Total	Death Care	Enzyme	Corporation	Total
Revenues	16,600	1,185	-	17,785	-	21,409	-	21,409
Cost of Revenues	-	656	-	656	-	9,300	-	9,300
Gross Profit	16,600	529	-	17,129	-	12,109	-	12,109
Operating Expenses	367	16,334	8,822	25,523	-	57,572	38,593	96,165
Other Income (Expenses)	-	-	(1,449)	(1,449)	-	-	612	612
Net Income (Loss)	16,233	(15,805)	(10,271)	(9,843)	-	(45,463)	(37,981)	(83,444)

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

Overview

We were incorporated in the State of Delaware on April 12, 2012 under the name “Yambear Bio-Tech, Inc.” On October 24, 2013, we changed our corporate name to “Jishanye, Inc.” Through our subsidiary we are engaged in selling enzymes products to public consumers in Taiwan. Beginning in June 2014 the Company began providing death care management consultancy services to consumers across Taiwan.

The Company currently provides death care consultancy services to consumers across Taiwan. Our goal is to offer death care management consultancy services to small and medium-sized enterprises of Taiwan, Hong Kong and mainland China and establish an international brand with high quality and name recognition.

The Company will provide a variety of death care management consultancy services which cover the purchase of cemetery property, funeral and cemetery merchandises and funeral services. In addition, the Company is capable of offering consultancy services for pre-arranged funeral and pre-arranged death care contracts.

Going Concern

The consolidated financial statements included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have an accumulated deficit of $222,698 since exception, and have incurred non-recurring revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

Revenues. For the three months ended June 30, 2014 and 2013, we had revenue of $17,785 and $5,032, respectively. The increase was mainly due to consulting revenue of $16,600 generated by the Company as result of our new line of death care management consulting business.

Cost of revenues. For the three months ended June 30, 2014 and 2013, we had cost of revenues of $656 and $2,298, respectively. For the three months ended June 30, 2014, a Company’s director provided some consulting services on behalf of the Company without any charge to the Company. As the result, cost of revenues is lower while the Company generated more revenue.

Selling expenses. For the three months ended June 30, 2014 and 2013, we had selling expense of $0 and $3,429, respectively. The decrease was because we revised our business plans and decided not to spent money to promote the original enzyme business.

General and administrative expenses. For the three months ended June 30, 2014 and 2013, we had general and administrative expenses of $11,422 and $33,594, respectively. The decrease was because we were revising our business plans and tried to control and minimize our spending in 2014.

Net income(loss). For three months period ended June 30, 2014 and 2013, our net income (loss) was $5,814 and ($33,541), respectively. The increase was mainly due to us generating consulting revenue of $16,600 and also us trying to control and minimize our costs and operating expenses in 2014.

Comparison of the six months ended June 30, 2014 and 2013

Revenues. For the six months ended June 30, 2014 and 2013, we had revenue of $17,785 and $21,409, respectively. The decrease was mainly due to significant decrease in sales of our enzyme products in 2014.

Cost of revenues. For the six months ended June 30, 2014 and 2013, we had cost of revenues of $656 and $9,300, respectively. The decrease was a direct result of the decrease in sales of enzyme products.

Selling expenses. For the six months ended June 30, 2014 and 2013, we had selling expense of $0 and $18,979, respectively. The decrease was due to a revision in our business plan where the Company stopped spending funds to promote the original enzyme business.

General and administrative expenses. For the six months ended June 30, 2014 and 2013, we had general and administrative expenses of $25,523 and $77,186, respectively. The decrease was due to a revision in our business plans which resulted in controlling and minimizing general and administrative spending in 2014, including selling and general and administrative expenses.

Net loss. For six months period ended June 30, 2014 and 2013, our net loss was $9,843 and $83,444, respectively. The decrease was a combination of increasing consulting revenues and the Company spending less in costs and operating expenses.

Liquidity and Capital Resources

On July 16, 2012, we raised $100,000 from the sale of 12,500,001 shares of our common stock and we received $149,500 from the issuance of a loan payable that were used to fund our operations in 2013. As of June 30, 2014, we had cash on hand of $14,590.

We used $18,289 and $70,498 of cash in our operations for the six months ended June 30, 2014 and 2013, respectively, the decrease is mainly attributable to our scaling down of the enzyme selling business.

We received $28,327 and used $54,978 of cash in investing activities for the six months ended June 30, 2014 and 2013. The change is due to the sale of Company property and equipment in 2014 and the purchase of property and equipment in 2013.

We used $0 and $149,500 of cash in financing activities for the six months ended June 30, 2014 and 2013, respectively. The decrease was due to not having any financing activities for the six-month period ended June 30, 2014.

We plan to fund our operations from loans from our major shareholders and plan to raise equity capital by offering shares of our common stock to investors.

On January 15, 2013, our Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Mr. Lin Hsin-Lung, extended a loan in the amount of $149,500 to the Company. The loan is due on demand and has no interest obligations.

The estimated budget for 2014 is as follows:

Salaries and benefits	$115,663
Management overhead	5,783
Professional fees	5,917
General overhead	15,750
Total	$143,113

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

Revenue Recognition

Sales revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Service revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2014 and, based on his evaluation, have concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in internal control over financial reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: August 19, 2014	By:	/s/ Hsin-Lung Lin
	Name:	Hsin-Lung Lin
	Its:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

