Form 10-Q
period 2014-09-30
Jishanye, Inc.
filed 2014-11-14
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-55181

JISHANYE, INC.

(Exact name of registrant as specified in its charter)

Delaware	46-1992903
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

7F., No.247, Minsheng 1st Rd.

Xinxing Dist., Kaohsiung City 800

Taiwan Republic of China

(Address of principal executive offices)

+88672223733

(Registrant’s Telephone Number, Including Area Code)

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

As of October 31, 2014, there are a total of 12,500,001 shares of common stock issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2014	2013
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,948	$4,184
Inventory	777	-
Prepaid expenses	1,529	-
Other receivables	-	7,611
Total current assets	22,254	11,795

Property and equipment, net of accumulated depreciation	-	27,456

TOTAL ASSETS	$22,254	$39,251

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expense	$73,425	$2,522
Accrued expense-related party	573	-
Total current liabilities	73,998	2,522

Loan payable-related party	149,500	149,500

TOTAL LIABILITIES	223,498	152,022

STOCKHOLDERS' DEFICIT:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,500,001 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive income (loss)	(302)	84
Accumulated deficit	(300,942)	(212,855)
Total stockholders' deficit	(201,244)	(112,771)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,254	$39,251

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Statements of Operations

and Comprehensive Loss

(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Revenues	$325	$2,714	$18,110	$24,123

Cost of revenues	128	2,928	784	12,228

Gross profit	197	(214)	17,326	11,895

Operating expenses:
Selling	-	30,005	-	48,984
General and administrative	34,041	21,054	103,969	98,240
Total operating expenses	34,041	51,059	103,969	147,224

Loss from operations	(33,844)	(51,273)	(86,643)	(135,329)

Other income (expense):
Other income (expense)	-	(1,356)	107	(801)
Loss from sale of property and equipment	-	-	(1,551)	-
Interest income	-	-	-	57
Total other income (expense)	-	(1,356)	(1,444)	(744)

Net loss	(33,844)	(52,629)	(88,087)	(136,073)

Other comprehensive income (loss)
Foreign currency translation income (loss)	(483)	420	(386)	(2,078)

Comprehensive loss	$(34,327)	$(52,209)	$(88,473)	$(138,151)

Weighted average common shares outstanding:
Basic and diluted	12,500,001	12,500,001	12,500,001	12,500,001

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

JISHANYE, INC. AND SUBSIDIARY

(Formerly Yambear Bio-Tech, Inc.)

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(88,087)	$(136,073)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	493	5,464
Loss from sale of property and equipment	1,551	-
Changes in operating assets and liabilities:
Accounts receivable	-	3,271
Other receivables	7,611	(699)
Inventory	(777)	11,794
Deposits	-	6,899
Prepaid expenses	(1,529)	-
Other assets	-	(4,712)
Accounts payable and accrued expense	67,710	855
Accrued expense-related party	573	-
Advances from customers	-	(1,089)
Other payables	-	1,016
Net cash used in operating activities	(12,455)	(113,274)

CASH FLOWS FROM INVESTING ACTIVITIES
Payments for purchase of property and equipment	-	(48,512)
Payments for purchase of intangible assets	-	(1,730)
Proceeds from sales of property and equipment	29,673	-
Net cash provided by (used in) investing activities	29,673	(50,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from loan payable-related party	-	149,500
Net cash provided by financing activities	-	149,500

Effect of exchange rate changes on cash and cash equivalents	(1,454)	(1,471)

NET INCREASE (DECREASE) IN CASH	15,764	(15,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,184	16,302

CASH AND CASH EQUIVALENTS, END OF PERIOD	$19,948	$815

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The unaudited consolidated financial statements were prepared by the Company pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) were omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes. The results for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the year ending December 31, 2014.

Note 2 - Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. As of September 30, 2014, the Company has accumulated deficit of $300,942. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

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

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

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

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of September 30, 2014, the Company has finished goods purchased from third party of $777.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the estimated life of the asset.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized

Revenue Recognition

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings per share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding during the nine months ended September 30, 2014 and 2013, therefore basic and diluted loss per share are the same.

Subsequent Events

The Company’s management reviewed all material events from September 30, 2014 through the issuance date of these financial statements for disclosure consideration.

Note 4 - Related Party Transactions

Loan Payable

In 2013, the Company issued a promissory note to a shareholder for $149,500. The promissory note is interest free and is due on demand. As of September 30, 2014, the entire balance was outstanding.

Employment Agreement

Pursuant to an employment agreement between the Company and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NTD32,000 (approximately $1,102) per month to serve as Chief Financial Officer of the Company. The employment agreement is for an indefinite term. Either party may terminate the agreement with at least 30 days prior notice. On September 15, 2014, the Board appointed Mei-Chun Lin to serve as new Chief Financial Officer of the Company. Hsin-Lung Lin will continue to serve as a member of the Company’s Board of Directors.

Operating Expenses

In 2014, Hsin-Lung Lin paid health and labor insurances expenses of NTD17,462 (approximately $573) on behalf of the Company.

Note 5 - Sale of Property and Equipment

On January 2014, the Company sold a vehicle to a third party for cash of $25,219. Additionally, the Company received $4,454 from the third party for reimbursement to the dealer. Net book value of the vehicle on the selling date was $26,965. The Company recorded a loss of $1,551 on disposal of the vehicle, and other comprehensive loss from the effect of exchange rate changes was $190.

Note 6 - Business Segments

The Company is made up of two operation segments: Death Care and Enzyme. Before June 2014, the Company was engaged in selling enzymes products to public consumers in Taiwan. Beginning in June 2014, the Company began providing death care management consultancy services to consumers across Taiwan.

The balance sheets as of September 30, 2014 and December 31, 2013 and the income statement information for the three months ended and nine months ended September 30, 2014 and 2013 of each segment is presented in US Dollars as follows:

	September 30, 2014				December 31, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporate	Total
Current Assets	$-	$777	$21,477	$22,254	$-	$-	$11,795	$11,795
Fixed Assets	-	-	-	-	-	-	27,456	27,456
Total assets	$-	$777	$21,477	$22,254	$-	$-	$39,251	$39,251

Current Liabilities	$393	$3,095	$70,510	$73,998	$-	$2,098	$424	$2,522
Long-Term Liabilities	-	-	149,500	149,500	-	-	149,500	149,500
Intercompany	(14,148)	114,709	(100,561)	-	-	92,828	(92,828)	-
Stockholders' Equity (Deficit)	13,755	(117,027)	(97,972)	(201,244)	-	(94,926)	(17,845)	(112,771)
Total Liabilities and Stockholders' Equity (Deficit)	$-	$997	$21,477	$22,254	$-	$-	$39,251	$39,251

	Three Months Ended September 30, 2014				Three Months Ended September 30, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporate	Total
Revenues	$-	$325	$-	$325	$-	$2,714	$-	$2,714
Cost of Revenues	-	128	-	128	-	2,928	-	2,928
Gross Profit		197		197	-	(214)	-	(214)
Operating Expenses	2,428	6,543	25,070	34,041	-	40,532	10,527	51,059
Other Expenses	-	-	-	-	-	-	1,356	1,356
Net Loss	$(2,428)	$(6,346)	$(25,070)	$(33,844)	$-	$(40,746)	$(11,883)	$(52,629)

	Nine Months Ended September 30, 2014				Nine Months Ended September 30, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporate	Total
Revenues	$16,600	$1,510	$-	$18,110	$-	$24,123	$-	$24,123
Cost of Revenues	-	784	-	784	-	12,228	-	12,228
Gross Profit	16,600	726	-	17,326	-	11,895	-	11,895
Operating Expenses	2,795	22,877	78,297	103,969	-	98,104	49,120	147,224
Other Expenses	-	-	1,444	1,444	-	-	744	744
Net Income (Loss)	$13,805	$(22,151)	$(79,741)	$(88,087)	$-	$(86,209)	$(49,864)	$(136,073)

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

Going Concern

The consolidated financial statements included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We have an accumulated deficit of $300,942 since exception, and have incurred non-recurring revenue. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. Major shareholders will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

Revenues. For the three months ended September 30, 2014 and 2013, we had revenue of $325 and $2,714, respectively. The decrease was mainly due to decrease in sales of our enzyme products in 2014.

Cost of revenues. For the three months ended September 30, 2014 and 2013, we had cost of revenues of $128 and $2,928, respectively. The decrease was a direct result of the decrease in sales of enzyme products.

Selling expenses. For the three months ended September 30, 2014 and 2013, we had selling expense of $0 and $30,005, respectively. The decrease was due to a revision in our business plan where we stopped spending funds to promote the original enzyme business.

General and administrative expenses. For the three months ended September 30, 2014 and 2013, we had general and administrative expenses of $34,041 and $21,054, respectively. The increase was due to the increase of professional service fees for SEC filing.

Net loss. For three months period ended September 30, 2014 and 2013, our net loss was $33,844 and $52,629, respectively. The decrease was due to a revision in our business plan where we stopped spending funds to promote original enzyme business in 2014.

Comparison of the nine months ended September 30, 2014 and 2013

Revenues. For the nine months ended September 30, 2014 and 2013, we had revenue of $18,110 and $24,123, respectively. The decrease was due to combination of the significant decrease in sales of our enzyme products in 2014, partially offset by an increase in consulting revenue of $16,600 generated by the Company as result of our new line of death care management consulting business.

Cost of revenues. For the nine months ended September 30, 2014 and 2013, we had cost of revenues of $784 and $12,228, respectively. The decrease was a direct result of the decrease in sales of enzyme products.

Selling expenses. For the nine months ended September 30, 2014 and 2013, we had selling expense of $0 and $48,984, respectively. The decrease was due to a revision in our business plan where the Company stopped spending funds to promote the original enzyme business.

General and administrative expenses. For the nine months ended September 30, 2014 and 2013, we had general and administrative expenses of $103,969 and $98,240, respectively. The increase was due to the increase of professional service fees for filing.

Net loss. For nine months period ended September 30, 2014 and 2013, our net loss was $88,087 and $136,073, respectively. The decrease was a combination of increasing consulting revenues and the Company spending less in costs and selling expenses.

Liquidity and Capital Resources

On July 16, 2012, we raised $100,000 from the sale of 12,500,001 shares of our common stock and we received $149,500 from the issuance of a loan payable that were used to fund our operations in 2013. As of September 30, 2014, we had cash on hand of $19,948.

We used $12,455 and $113,274 of cash in our operations for the nine months ended September 30, 2014 and 2013, respectively, the decrease is mainly attributable to our scaling down of the enzyme selling business.

We received $29,673 and used $50,242 of cash in investing activities for the nine months ended September 30, 2014 and 2013, respectively. The change is due to the sale of Company property and equipment in 2014 and the purchase of property and equipment in 2013.

We received $0 and $149,500 of cash in financing activities for the nine months ended September 30, 2014 and 2013, respectively. The decrease was due to not having any financing activities for the nine-month period ended September 30, 2014.

We plan to fund our operations from loans from our major shareholders and plan to raise equity capital by offering shares of our common stock to investors.

On January 15, 2013, our prior Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Mr. Lin Hsin-Lung, extended a loan in the amount of $149,500 to the Company. The loan is due on demand and has no interest obligations. On September 15, 2014, the Board appointed Mei-Chun Lin to serve as new Chief Financial Officer of the Company. Hsin-Lung Lin will continue to serve as a member of the Company’s Board of Directors.

The estimated budget for 2014 is as follows:

Salaries and benefits	$40,000
Management overhead	5,783
Professional fees	90,000
General overhead	15,750
Total	$151,533

We believe we will be able to raise the necessary capital to carry out our business plan, but there is no guarantee that we will be able to do so.

Stock Acquisition by Chief Executive Officer

On October 23, 2014, Chun-Hao Chang, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, completed the purchase of 1,200,000 shares of the Company’s common stock for a purchase price of $5,000 from Yambear Holding Limited in a private transaction. As a result of the stock purchase Chun-Hao Chang holds approximately 9.6% of the Company’s common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Our disclosure controls and procedures are also designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, to allow timely decisions regarding required disclosure. Our chief executive officer and chief financial officer have reviewed the effectiveness of our disclosure controls and procedures as of September 30, 2014 and, based on their evaluation, have concluded that the disclosure controls and procedures were not effective due to the material weaknesses, which is that we did not sufficiently segregate duties over incompatible functions at our corporate headquarters.

Changes in internal control over financial reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

N/A.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: November 14, 2014	By:	/s/ Chun-Hao Chang
	Name:	Chun-Hao Chang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2014	By:	/s/ Mei-Chun Lin
	Name:	Mei-Chun Lin
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

