Form 10-K
period 2014-12-31
Jishanye, Inc.
filed 2015-04-16
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934. For the transition period from _________ to __________

Commission File Number 000-55180

JISHANYE, INC.
(Name of Registrant in its Charter)

Delaware	46-1992903
(State of Other Jurisdiction of incorporation or organization)	(I.R.S.) Employer I.D. No.)

7F., No.247, Minsheng 1st Rd. Xinxing Dist., Kaohsiung City 800 Taiwan Republic of China
(Address of Principal Executive Offices)

Registrant's Telephone Number, including Area Code: +88672223733

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $0.0001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes  ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant's  knowledge, in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2014, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was $53,920 based upon the latest known sale price on June 30, 2013 of $0.008 per share.

As of December 31, 2014, there were 12,500,001 shares of common stock issued and outstanding.

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

Jishanye, Inc. (formerly Jishanye Bio-Tech, Inc.) (the “Company” or “Jishanye”) was incorporated in the State of Delaware on April 12, 2012. On October 25, 2013, the Company amended its Certificate of Incorporation to change the Company's name to "Jishanye, Inc." which was approved by the Board on October 24, 2013. Jishanye was incorporated as a holding company with no business other than holding an equity interest of our operating subsidiary in Taiwan, Jishanye Taiwan. The Company, through its subsidiary is engaged in selling enzymes products to public consumers in Taiwan.

In June 2014, the Company changed its business plan to provide funeral management services to customers in Taiwan and offer death care management consultancy services to small and medium-sized enterprises in Taiwan, Hong Kong and mainland China in the future. The Company’s goal is to establish an international brand on death care management consultancy services with high quality and name recognition.

The Company will provide a variety of death care management consultancy services which cover the purchase of cemetery property, funeral and cemetery merchandise and funeral services. In addition, the Company plans to provide consultancy services for pre-arranged funeral and pre-arranged death care contracts.

Our commitment to provide high quality products and our multiple marketing channels differentiate ourselves from our competitors and give us a competitive advantage to gradually grow into a well-recognized company.

Company Structure

Jishanye, Inc. (“Jishanye” or the “Company”) is a Delaware corporation organized on April 12, 2012 as “Jishanye Bio-tech, Inc.” by Hsin-Lung Lin, a Taiwanese citizen, as a holding company for Jishanye Bio-Tech Co. Ltd. Taiwan (“Jishanye Taiwan”), a Taiwanese limited liability company. The Company changed its name to Jishanye, Inc. on October 25, 2013. Jishanye Taiwan, being the operating company of Jishanye in Taiwan, was established on August 17, 2012 and is a wholly owned subsidiary of Jishanye.

On July 16, 2012, the Company issued a total of 12,500,000 shares of our common stock, $0.0001 par value per share, to several non U.S. persons in consideration for their previous investment of $100,000 in the Company, among which $93,560 has been contributed into its wholly-owned subsidiary Jishanye Taiwan on July 19, 2012 as its capital contribution. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. Subsequent to the financing, lead investor Yen-Ling Wang transferred 5,700,000 of her 5,820,00 shares of the Company purchased in the financing to Jishanye Holding Limited, a British Virgin Island company controlled by Yen-Ling Wang.

The registered capital of Jishanye Taiwan, in the amount of $96,386 (NT$2.8 million) has been fully contributed.

The following chart illustrates our Company’s organizational structure:

Industry and Market Overview

Death care industry provides approximately $3 billion market annually. The average cost per death care contract is around $5,000. The better the economy, the more spending in death care. Taiwan death care products mainly comprise of the following services:

-	Death care management and consultancy services which cover the purchase of cemetery property, funeral and cemetery merchandises and funeral services.

-	Funeral and cemetery merchandises.

-	Cremation service which is currently provided primarily by government-owned companies.

The leading death care companies in Asia are Sino-Life Group Limited, Anxian Yuan China Holdings Limited, Nirvana Inc. and SAGE International group limited.

Competitive Strengths

Experienced CEO

Chang, Chun-Hao, the new CEO of Jishanye Inc. has been working in the funeral service industry for years and is familiar with funeral services and management and funeral and cemetery merchandise business in Asia.

Professional Funeral Services

We plan to recruit more full-time employees and provide training to the new hires. Our CEO, Mr. Chang, Chu-Hao, will be the key leader and trainer. He will pass his experiences and knowledge to our new hires to ensure the high quality of our services.

Understanding of the Culture

Asia has a very different funeral culture from other areas in the world. Our management has been in the business in Asia for years. Their understanding of the industry, regulation, and market is the most valuable asset to the Company.

Our Growth Strategy

Our growth strategy is as follows:

Funeral home

We plan to build or purchase a funeral home in Taiwan in 2015.

Cemetery

We plan to acquire lands in Taiwan to build cemetery for sales and management in 2015.

Funeral services

We plan to expand our business in funeral consulting service and to sell funeral and cemetery merchandises in 2015.

Business Overview

We closed our enzyme sales and marketing business plan in 2014. Going forward we will focus on providing death care management consulting services,

Intellectual Property

Due to the Company’s change of business plan from the enzyme business to death care management consulting services, we currently do not own material intellectual property related to our current business.

Research and Development Expenditures

Due to the Company’s change of business plan from the enzyme business to death care management consulting services we do not anticipate material research and development expenditures going forward.

Employees

We currently have three full-time employees. We also have certain part-time employees, who are shareholders of the Company, who do not receive compensation. In addition, we intend to recruit some additional full-time employees in the future. All of the Company’s employees are employed by the Company’s subsidiary Jishanye Taiwan.

Subsidiaries

Jisnaye Taiwan is a wholly owned subsidiary of Jishanye. We are considering establishing branches or subsidiaries in mainland China, Hong Kong, Singapore and Malaysia with the expansion and development of our business in the future.

Regulation

The Company needs to comply with Regulations on Funeral and Interment Control of the People's Republic of China.

Any management consulting relating to construction of funeral homes, funeral service stations, cinerary halls and cemeteries shall be subject to examination and approval of related departments of the governments. Handling of mortal remains and conducting of funeral activities shall observe the provisions of the regulations.

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

Where You Can Find Us

We presently maintain our executive office at 7F., No.247, Minsheng 1st Rd., Xinxing Dist., Kaohsiung City 800, Taiwan, Republic of China. Our telephone number is +88672223733. Our Taiwan subsidiary Jishanye Taiwan maintains a website at http://www.taiwanzoe.com.tw/ .

ITEM 1A	RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this Form 10-K. The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.” If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

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

We cannot guaranty that we will achieve profitability or that we will not continue to incur net losses in the future. We will continue to encounter risks and difficulties that companies at a similar stage of development frequently experience, including the potential failure to:

•	obtain sufficient working capital to sustain and expansion our business;

•	attract additional customers and increase spending per customer;

•	manage our expanding operations;

•	maintain adequate control of our expenses allowing us to realize anticipated revenue growth;

•	implement our product development, marketing, and sales, and adapt and modify them as needed;

If we are not successful in addressing any or all of the foregoing risks, our business may be materially and adversely affected.

We have incurred losses since inception and may continue to incur losses.

Since inception we have incurred a gross loss from operations of $358,691, and we may continue to incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth of our market share, the acceptance of our product by our customers, the competitiveness of our enzyme products, our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

We are just beginning selling death care consulting services and sell death care products across Taiwan. We anticipate continued growth in the future through internal expansion as well as external strategic partnerships or alliances. Our expansion will place substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

As of December 31, 2014, we have a working capital deficit of $358,691. We do not have sufficient working capital to cover our operational expenses. If we are not able to secure additional funding, we will exhaust substantially all of our assets and have no funds with which to continue, and as a result we may have to cease operations and you could lose your investment.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose customers and our financial results may be negatively affected.

In Asia, the funeral home and cemetery industry is characterized by a large number of locally-owned, independent operations. To compete successfully, our funeral service locations and cemeteries must maintain good reputations and high professional standards, as well as offer attractive services at competitive prices. In addition, we must market the Company in such a manner as to distinguish us from our competitors. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.

Unfavorable publicity could affect our reputation and business.

Since our operations relate to life events involving emotional stress for our client families, our business is dependent on consumer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and consumers’ trust and confidence in our services, thereby having an adverse impact upon our sales and financial results as well as the price of our common stock.

We lack risk management methods, our business, reputation and financial results may be adversely affected.

We currently do not have methods to identify, monitor and manage risks with respect to our business. If any of such risks to which we are, or may be, exposed materialize, our business, reputation, financial condition and operating results could be materially and adversely affected. In addition, our insurance policies may not provide adequate coverage.

If we cannot explore various marketing channels for our products and services profitably, our planned future growth will be impeded, which would adversely affect sales.

Our growth is dependent on increases in sales through our successful exploration of a variety of marketing channels. Our ability to timely expand our market share through a combination of marketing channels, including our consultancy services depends in part on the following factors: the availability of such channels; the ability to negotiate acceptable terms with third party service providers; the ability to identify customer demand in different geographic areas; the hiring, training and retention of competent sales personnel; the effective management of inventory to meet the needs of increased orders on a timely basis; general economic conditions; and the availability of sufficient funds for expansion. Many of these factors are beyond our control.

Delays or failures in utilizing these marketing channels, or achieving lower than expected sales through such marketing channels, could materially adversely affect our growth and profitability.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon (i) the continuing services of our current senior management team and (ii) the recruitment of other key personnel, in particular the Chief Executive Officer. If we fail to recruit the key personnel, or one or more of our senior management team, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in the Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information and key professionals and staff members. Each of our current employees has entered into an employment agreement as well as confidentiality agreement, with Jishanye Taiwan. See “Management—Employment Agreements” for a more detailed description of the key terms of these employment agreements. If any disputes arise between any of our senior executives or key personnel and us, we cannot assure you of the extent to which any of these agreements may be enforced.

Our directors and certain senior management have other business interests, which may limit the amount of time they can devote to our company and potentially create conflicts of interest.

Our directors and certain senior management have other business interests, which may lead to periodic interruptions of our business operations. Our director and Head of Sales Management of Jishanye Taiwan, Mr. Wen-Lang Chang, also serves as the Senior Customer Development Manager of Hawley & Hazel Taiwan. Mr. Wen-Lang Chang can dedicate approximately four to eight hours per week to the operation of our Company.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

We are subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on the company’s internal controls over financial reporting in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. These requirements will first apply to our annual report on Form 10-K for this fiscal year ending on December 31, 2014.

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

We may require additional funds to continue our business plan.

As of December 31, 2014, we had cash on hand of $12,387, and we have accumulated a deficit of $358,691. At this rate, we anticipate that additional funding will be needed for general administrative expenses and marketing costs within the next three months. Currently our negative cash flow per month is approximately $3,000.

In order to expand our business operations, we anticipate that we will have to raise additional funding. If we are not able to raise the capital necessary to fund our business expansion objectives, we may have to delay the implementation of our business plan.

The estimated budget of our operation expenses for 2015 is as follows:

Salaries and benefits	$50,000
Management overhead	10,000
Professional fees	100,000
General overhead	20,000
$180,000

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

The value of the NT$ against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of December 31, 2014, the exchange rate of NT$ to the USD was 31.78 NT$ = 1 USD.

Our revenues and costs are denominated in the NT$, and our financial assets are also denominated in NT$. We completely rely on dividends payable to us by our operating company in Taiwan, Jishanye Taiwan. Any significant appreciation or depreciation of the NT$ against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our shares in USD. For example, a further appreciation of the NT$ against the USD would make any new NT$-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the NT$ for such purposes. An appreciation of the NT$ against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the NT$, as the NT$ is our reporting currency in Taiwan. Conversely, a significant depreciation of the NT$ against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Our controlling shareholders may take actions that are not in, or may conflict with, our public shareholders’ best interest.

As of December 31, 2014, Jishanye Holding Limited owned, directly or indirectly, a controlling interest of approximately 45% of our outstanding common shares. Accordingly, this shareholder will continue to have the ability to exercise a controlling influence over our business and may take actions that you may not agree with or that are not in our or our public shareholders’ best interest.

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

Our business office is located at 7F., No.247, Minsheng 1st Rd., Xinxing Dist., Kaohsiung City 800, Taiwan, Republic of China. Our telephone number is +88672223733. Our offices occupy approximately 2,260 square feet and we possess the premises under a rent free lease with Taiwan Life Inc. until November 2015.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

N/A

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the OTC Market-Pink (“OTCPK”) under the symbol “JSHY” since May 12, 2014. The latest available closing price of our common stock prior to March 15, 2015 was $6.64.

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCPK.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. The first sale of our stock on the OTCPK was in 2014.

Fiscal Year Ended December 31, 2014
	Low		High
First Quarter ended March 31, 2014	$	N/A	$	N/A
Second Quarter ended June 30, 2014	$	N/A	$	N/A
Third Quarter ended September 30, 2014	$	N/A	$	N/A
Fourth Quarter ended December 31, 2014		$6.65		$13.75

Shareholders

On March 15, 2015, there were 31 holders of record of our common stock.

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

Sale of Unregistered Securities

None.

Repurchase of Equity Securities

We did not repurchase any of our equity securities that were registered under Section 12 of the Securities Act during the quarter ended December 31, 2014.

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

Overview

We were incorporated in the State of Delaware on April 12, 2012 under the name “Jishanye Bio-Tech, Inc.” On October 24, 2013, we changed our corporate name to “Jishanye, Inc.” Through our subsidiary we were engaged in selling enzymes products to public consumers in Taiwan. The Company began providing death care management consultancy services to consumers across Taiwan in June 2014.

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

On September 15, 2014, the Board appointed Chung-Hao Chang as new Chief Executive Officer and Mei-Chun Lin to serve as new Chief Financial Officer of the Company. Hsin-Lung Lin will continue to serve as a member of the Company’s Board of Directors. Chung-Hao Chang is also the owner of Taiwan Life Inc. Taiwan Life Inc. is engaged in death care and funeral service businesses in Taiwan.

Going Concern

The consolidated financial statements included in this Form 10-K have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We had an accumulated deficit of $358,691 and a working capital deficit of $258,716 as of December 31, 2014. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The major shareholders of the Company will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

Comparison of the fiscal years ended December 31, 2014 and 2013

Revenues. For the fiscal years ended December 31, 2014 and 2013, we had total revenues of $18,056 (Death care: $16,500; Enzyme $1,556) and $24,741 (Death case: $0; Enzyme $24,741), respectively. We changed our business plan in June 2014 and generated limited revenues from our new business.

Cost of revenues. For the fiscal years ended December 31, 2014 and 2013, we had cost of revenues of $652 and $10,142, respectively. The decrease was mainly because our revenues from sales of enzyme products decreased in 2014.

General and administrative expenses. For the fiscal years ended December 31, 2014 and 2013, we had general and administrative expenses of $161,813 and $184,738, respectively. We closed our office in Pingtung in November 2013 and leased an office in Kaohsiung in Nov 2014. Accordingly, the related offices expenses decreased. In addition, because of the change of our business plan, we incurred less expense in marketing and selling enzyme products.

Net loss. For the fiscal years ended December 31, 2014 and 2013, our net loss was $145,835 and $170,873, respectively. The decrease mainly resulted from the decrease in operating expenses due to close of our Pingtung office in 2014.

Liquidity and Capital Resources

On July 16, 2012, we raised $100,000 from the sale of 12,500,001 shares of our common stock and we received $149,500 from the issuance of a loan payable that were used to fund our operations in 2013. As of December 31, 2014, we had cash on hand of $12,387.

We used $29,729 and $111,567 of cash in our operations for the fiscal years ended December 31, 2014 and 2013, respectively, the decrease mainly resulted from the decrease in operating expenses due to closing our office in 2014.

We received $29,584 and used $48,994 of cash in investing activities for the fiscal years ended December 31, 2014 and 2013, respectively. In 2013, we spent $48,994 to purchase property and equipment. In 2014, as the result of closing our office in Pingtung, we sold the asset and received cash of $29,584.

We received $9,438 and $149,500 of cash in financing activities for the fiscal years ended December 31, 2014 and 2013, respectively. The Company borrowed these loans from related parties in 2014 and 2013.

We plan to fund our operations from loans from our major shareholders and plan to raise equity capital by offering shares of our common stock to investors.

On January 15, 2013, our former Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Mr. Lin Hsin-Lung, extended a loan in the amount of $149,500 to the Company. The loan is due on demand and has no interest obligations. On September 15, 2014, the Board appointed Chung-Hao Chang as new Chief Executive Officer and Mei-Chun Lin to serve as new Chief Financial Officer of the Company. Hsin-Lung Lin will continue to serve as a member of the Company’s Board of Directors.

On December 31, 2014, Taiwan life Inc., extended a loan in the amount of approximately $10,000 to the Company. The loan has-no a maturity date and has no interest obligations.

The estimated budget for 2015 is as follows:

Salaries and benefits	$50,000
Management overhead	10,000
Professional fees	100,000
General overhead	20,000
Total	$180,000

We believe we will be able to raise the necessary capital to carry out our business plan, but there is no guarantee that we will be able to do so.

Stock Acquisition by Chief Executive Officer

On October 23, 2014, Chun-Hao Chang, the Company’s Chairman of the Board of Directors, Chief Executive Officer and President, completed the purchase of 1,200,000 shares of the Company’s common stock for a purchase price of $5,000 from Jishanye Holding Limited in a private transaction. As a result of the stock purchase Chun-Hao Chang holds approximately 9.6% of the Company’s common stock.

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

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of December 31, 2014, the Company had finished goods of $870 and no allowance for obsolete inventory.

Revenue Recognition

Product revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Service revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jishanye, Inc.
Kaohsiung City, Taiwan

We have audited the accompanying consolidated balance sheet of Jishanye, Inc. as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. Jishanye, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of Jishanye, Inc. as of December 31, 2013 and for the year then ended were audited by other auditors whose report, which included an explanatory paragraph as to the Company’s ability to continue as a going concern expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Jishanye, Inc. as of December 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Jishanye, Inc. will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Jishanye, Inc. has suffered recurring losses from its operations and has a working capital deficit at December 31, 2014 that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

GBH CPAs,PC
www.gbhcpas.com
Houston, Texas
April 15, 2015

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders of

Jishanye, Inc.

We have audited the accompanying consolidated balance sheet of Jishanye, Inc. and subsidiary as of December 31, 2013, and the related consolidated statements of operations and other comprehensive loss, stockholders' (deficit), and cash flows for the year ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Jishanye, Inc. and subsidiary as of December 31, 2013, and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has an accumulated deficit of $212,855, as of December 31, 2013 and has used cash in operations of $111,567 for year 2013. These matters, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 2. These accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Goldman Kurland and Mohidin LLP

Encino, California

April 8, 2014

Jishanye, Inc.

Consolidated Balance Sheets

As of December 31, 2014 and 2013

	2014	2013
Assets

Current assets:
Cash and cash equivalents	$12,387	$4,184
Inventory	870	-
Prepaid expenses	1,664	-
Other receivables	-	7,611
Total current assets	14,921	11,795

Property and equipment, net of accumulated depreciation of $0 and $4,845, respectively	-	27,456

Total assets	$14,921	$39,251

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$113,598	$2,522
Accrued expense - related party	1,101	-
Short-term debt - related party	158,938	149,500
Total current liabilities	273,637	152,022

Total liabilities	273,637	152,022

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,500,001 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive income (loss)	(25)	84
Accumulated deficit	(358,691)	(212,855)
Total stockholders' deficit	(258,716)	(112,771)

Total liabilities and stockholders' deficit	$14,921	$39,251

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Years Ended December 31, 2014 and 2013

	2014	2013

Revenues	$18,056	$24,741

Cost of revenues	652	10,142

Gross profit	17,404	14,599

Operating expense:
General and administrative	161,813	184,738
Total operating expense	161,813	184,738

Loss from operations	(144,409)	(170,139)

Other income (expenses):
Other income (expenses)	119	(734)
Loss from sale of property and equipment	(1,546)	-
Total other expenses	(1,427)	(734)

Net loss	(145,836)	(170,873)

Other comprehensive loss:
Foreign currency translation loss	(109)	(2,346)

Total comprehensive loss	$(145,945)	$(173,219)

Weighted average common shares outstanding:
Basic and diluted	12,500,001	12,500,001

Loss per common share:
Basic and diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.

Consolidated Statements of Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

				Accumulated		Total
			Additional	Other		Stockholders'
	Common Stock		Paid	Comprehensive	Accumulated	Equity
	Shares	Amount	in Capital	Income (Loss)	Deficit	(Deficit)

Balance, December 31, 2012 (as restated)	12,500,001	$1,250	$98,750	$2,430	$(41,982)	$60,448

Foreign currency translation loss	-	-	-	(2,346)	-	(2,346)

Net loss	-	-	-	-	(170,873)	(170,873)

Balance, December 31, 2013	12,500,001	$1,250	$98,750	$84	$(212,855)	$(112,771)

Foreign currency translation loss	-	-	-	(109)	-	(109)

Net loss	-	-	-	-	(145,836)	(145,836)

Balance, December 31, 2014	12,500,001	$1,250	$98,750	$(25)	$(358,691)	$(258,716)

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013
Cash flows from operating activities:
Net loss	$(145,836)	$(170,873)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	491	6,297
Loss from sale of property and equipment	1,546	15,652
Changes in operating assets and liabilities:
Accounts receivable	-	3,291
Other receivables	7,611	(6,069)
Inventory	(870)	39,471
Prepaid expenses and other current assets	(1,664)	9,112
Accounts payable and accrued expense	107,893	(6,810)
Accrued expense – related party	1,101	-
Advances from customers	-	(1,638)
Net cash used in operating activities	(29,728)	(111,567)

Cash flows from investing activities
Purchase of property and equipment	-	(48,994)
Proceeds from sale of property and equipment	29,584	-
Net cash provided by (used in) investing activities	29,584	(48,994)

Cash flows from financing activities
Proceeds from long-term debt - related party	9,438	149,500
Net cash provided by financing activities	9,438	149,500

Effect of exchange rate changes on cash and cash equivalents	(1,091)	(1,057)

Net increase (decrease) in cash	8,203	(12,118)

Cash and cash equivalents, beginning of the year	4,184	16,302

Cash and cash equivalents, end of the year	$12,387	$4,184

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.

Notes to Consolidated Financial Statements

Note 1 - Organization and Basis of Presentation

Jishanye, Inc. (“Jishanye” or the “Company”) is a Delaware Corporation organized on April 12, 2012 as “Jishanye Bio-tech, Inc.” by Hsin-Lung Lin, a Taiwanese citizen, as a holding company for Jishanye Bio-Tech Co. Ltd. Taiwan (“Jishanye Taiwan”), a Taiwanese limited liability company. The Company changed its name to Jishanye, Inc. on October 25, 2013. Jishanye Taiwan, being the operating company of Jishanye in Taiwan, was established on August 17, 2012 and is a wholly owned subsidiary of Jishanye.

The Company, through its subsidiary, was engaged in selling enzymes products to public consumers in Taiwan. In June 2014, the Company changed its business plan to provide funeral management services to customers in Taiwan and offer death care management consultancy services to small and medium-sized enterprises in Taiwan, Hong Kong and mainland China in the future. The Company’s goal is to establish an international brand on death care management consultancy services with high quality and name recognition.

Note 2 - Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. As of December 31, 2014, the Company has accumulated deficit of $358,691 and had working capital deficit of $258,716. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The major shareholders will continue to fund the Company until it is able to sustain positive cash flows from its operations.

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

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of December 31, 2014, the Company had finished goods of $870 and no allowance for obsolete inventory.

Property and Equipment

Property and equipment are stated at cost and depreciated using the straight-line method over the estimated life of the asset.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carryforwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

Revenue Recognition

Product revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Service revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.

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

Basic and Diluted Earnings (Loss) Per Common Share

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding for the years ended December 31, 2014 and 2013; therefore, basic and diluted loss per common share are the same.

Subsequent Events

The Company’s management reviewed all material events from December 31, 2014 through the issuance date of these financial statements for disclosure consideration.

Note 4 - Related Party Transactions

Employment Agreement

Pursuant to an employment agreement between the Company and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NTD32,000 (approximately $1,101) per month to serve as Chief Financial Officer of the Company. Either party may terminate the agreement with at least 30 days prior notice. On September 15, 2014, the Board appointed Mei-Chun Lin to serve as new Chief Financial Officer of the Company. Hsin-Lung Lin will continue to serve as a member of the Company’s Board of Directors. As of December 31, 2014, the Company had accrued expense of $1,101 for Hsin-Lung’s salary.

Short-term debt

In 2013, the Company issued a promissory note to a shareholder for $149,500. The promissory note is interest free and has no maturity date. As of December 31, 2014 and 2013, the entire balance was outstanding.

In 2014, the Company borrowed NTD300,000 (approximately $9,438) from Taiwan Life Inc., a Taiwanese company owned by Chief Executive Officer. The debt is interest free and has no maturity date.

Note 5 - Income Taxes

Jishanye was incorporated as a holding company with no business other than holding an equity interest of Jishanye Taiwan and carrying professional expenses from registration filing. Jishanye is subject to income tax in United States with a statute income tax rate of 34%. Jishanye Taiwan is subject to income tax in Taiwan with a statute income tax rate of 17%. No provision for income taxes has been recognized for the years ended December 31, 2014 and 2013 as the Company incurred a net operating losses for income tax purposes.

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2022 through 2034, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. As of December 31, 2014 and 2013, the Company had net operating losses carry-forward of $358,691 and $212,855, respectively.

Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2014 and 2013 are presented below:

	December 31, 2014	December 31, 2013
Deferred tax asset
Net operating loss carry forwards	$83,214	$36,185
Less: valuation allowance	(83,214)	(36,185)
Net deferred tax asset	$-	$-

The following are the major tax jurisdictions in which the Company operates and the earliest tax year subject to examination:

Jurisdiction	Tax Year
Taiwan	2012
United States of America	2012

Note 6 - Sale of Property and Equipment

On January 2014, the Company sold a vehicle to a third party for cash of $25,219. Additionally, the Company received $4,365 from the third party for reimbursement to the dealer. Net book value of the vehicle on the selling date was $26,965. The Company recorded a loss of $1,546 on disposal of the vehicle.

Note 7 - Business Segments

The Company is made up of two operation segments: Death Care and Enzyme. Before June 2014, the Company was engaged in selling enzymes products to public consumers in Taiwan. Beginning in June 2014, the Company began providing death care management consultancy services to consumers across Taiwan.

The balance sheets information as of December 31, 2014 and December 31, 2013 and the income statement information for the years ended December 31, 2014 and 2013 of each segment is presented in US Dollars as follows:

	December 31, 2014				December 31, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporate	Total
Current assets	$6,808	$870	$7,243	$14,921	$-	$-	$11,795	$11,795
Fixed assets	-	-	-	-	-	-	27,456	27,456
Total assets	$6,808	$870	$7,243	$14,921	$-	$-	$39,251	$39,251

Current liabilities	$-	$119,520	$154,117	$273,637	$-	$2,098	$149,924	$152,022
Intercompany	-	-	-	-	-	92,828	(92,828)	-
Stockholders' equity (deficit)	6,808	(118,650)	(146,874)	(258,716)	-	(94,926)	(17,845)	(112,771)
Total liabilities and stockholders' equity (deficit)	$6,808	$870	$7,243	$14,921	$-	$-	$39,251	$39,251

	For the year ended December 31, 2014				For the year ended December 31, 2013
	Death Care	Enzyme	Corporate	Total	Death Care	Enzyme	Corporate	Total
Revenues	$16,500	$1,556	$-	$18,056	$-	$24,741	$-	$24,741
Cost of revenues	-	652	-	652	-	10,142	-	10,142
Gross profit	16,500	904	-	17,404	-	14,599	-	14,599
Operating expenses	9,692	24,628	127,493	161,813	-	116,861	67,877	184,738
Other incomes (expenses)	-	-	(1,427)	(1,427)	-	-	(734)	(734)
Net income (loss)	$6,808	$(23,724)	$(128,920)	$(145,836)	$-	$(102,262)	$(68,611)	$(170,873)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chun-Hao Chang, our Chief Executive Officer and Mei-Chun Lin, the Company’s Chief Financial Officer, concluded that as of December 31, 2014, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process as of December 31, 2014:

1)	lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our Board of Directors, resulting in ineffective oversight in the establishment and monitoring of required internal control and procedures;
2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

(b)	Changes in Internal Control over Financial Reporting.

During the three month period ended December 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(c)	Management’s Report on Internal Control over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2014, our disclosure controls and procedures were not effective due to the material weaknesses in our control environment and financial reporting process mentioned above.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Company’s status as a smaller reporting company.

ITEM 9B.	OTHER INFORMATION

Wei-Ming Tsai resigned from his position in January 2014 for personal reasons. Wen-Hsin Chang resigned from his position in June 2014 because the Company changed its business plan to focus on the funeral service industry. Accordingly, the Company cut the budget and spending on research and development of enzyme products.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

The following table sets forth, as of December 31, 2014, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position
Chun-Hao Chang	38	Chief Executive Officer, President and Chairman of the Board
Mei-Chun Lin	41	Chief Financial Officer
Wen-Lang Chang*	54	Director and Head of Sales Management
Hsin-Lung Lin	26	Director

*Executive Office held at Jishanye Taiwan.

Business Experience

The following summarizes the occupation and business experience for our directors and executive officers.

Chun-Hao CHANG, Director and President

Chun-Hao Chang has acted as the director of the Company since October 24, 2013. Chun-Hao Chang has acted as the President of the Company since October 24, 2013 and Chief Executive Officer of the Company since September 15, 2014. Mr. Chang was the supervisor of Kaohsiung City Youth Career Development Association and The Port Junior Chamber from 2012-2013. Mr. Chang has been the CEO of Taiwan Living Career Co. Ltd. since 2010. Mr. Chang was selected as a director because of his business operations experience.

Mei-Chun LIN, Chief Financial Officer

Mei-Chun Lin has served as the Chief Financial Officer of the Company since September 15, 2014. Mei-Chun Lin graduated from National Sun Yat-sen University and majored in Accounting. At present she is studying executive master's degree at Business Management Institute of I-Shou University. Ms. Lin worked with Lv Huiqing Accounting Firm as an account examiner from August 1998 to August 2000, Gao Du Motor Corporation Ltd. as chief accountant from September 2000 to July 2010 and as audit supervisor from July 2010 to September 2012, and Xing Da Company Limited as accounting supervisor from November 2012 to September 2013. Ms. Lin has 16-years of accounting experience.

Wen-Lang CHANG, Director

Wen-Lang Chang has acted as the director of the Company since February 13, 2013. Wen-Lang Chang has acted as the Head of Sales Management of Jishanye Taiwan since June 2012. He graduated from National Pingtung University of Science and Technology, Taiwan with a major in Management EMBA in 2006. Wen-Lang has been working with Hawley & Hazel Taiwan, a Taiwan subsidiary of Colgate-Palmolive Company, a company with primary business of selling toothpaste products, since 1985. During such period, Wen-Lang acted as Market Survey Executive for the first two years, namely from 1985 to 1987. Then Wen-Lang focused on sales. He was promoted from the Sales Executive (1987 – 1990) to Sales Supervisor (1990 – 1993), then further promoted to the Area Manager (1993 – 1999) and Channel Manager (1999 -2001). Since 2001, Wen-Lang has been acting as the Senior Customer Development Manager. Wen-Lang started his career acting as a Sales Representative at NICE Group, a company with primary business of selling daily necessity products, from 1983 to 1985. Wen-Lang was selected as a director because of his extensive experience in products channel management and customer development.

Hsin-Lung LIN, Director

Hsin-Lung Lin has acted as the director of the Company since April 12, 2012 and as the Chief Executive Officer of Jishanye Taiwan since September 1, 2012. Hsin-Lung served as Chief Executive Officer and Chief Financial Officer of the Company from February 13, 2013 to September 14, 2014. He graduated from National Pingtung University of Science and Technology Institute of Finance, Taiwan with a master degree in 2012. His majors include stock market analysis and financial statements analysis. Hsin-Lung has conducted extensive research on and is familiar with the stock markets in various jurisdictions, which gives him an insightful understanding of the unique features of different stock markets. Hsin-Lung was selected as a director because of his familiarity with capital markets.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2014: Chief Executive Officer Chun-Hao Chang (Form 3 and Form 4), Chief Financial Officer Mei-Chun Lin (Form 3), Head of Sales and Management and Director Wen-Lang Chang (Form 3), former Research and Development Technical Advisor Wen-Hsin Chang (Form 3), former Project Vice General Manager Wei-Ming Tsai (Form 3), Director Hsin-Lung Lin, and stockholders Jishanye Holding Limited and Orange Chang Limited.

Wei-Ming Tsai resigned from his position in January 2014 and Wen-Hsin Chang resigned from his position in June 2014.

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

The following table sets forth all compensation awarded to, earned by, or paid by the Company to Chun-Hao Chang, Chief Executive Officer, President and Chairman, and Hsin-Lung Lin, the Company’s former Chief Executive Officer, Chief Financial Officer, and Chairmanfor services rendered in all capacities to the Company during the years ended December 31, 2014 and 2013.  There were no other executive officers whose total salary and bonus for the fiscal year ended December 31, 2014 exceeded $100,000.

SUMMARY COMPENSATION TABLE

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chun-Hao Chang,	2014	0							0
Chief Executive Officer,	2013	0							0
President and Chairman

Hsin-Lung Lin	2014	13,907							13,907
Former Chief Executive	2013	13,907							13,907
Officer, Chief Financial
Officer, and Chairman

The above table identifies all compensation received by the Company’s named executive officer directly or indirectly from the Company or its subsidiaries.

Employment Agreements

Pursuant to an employment agreement between Jishanye Taiwan and Former CEO Hsin-Lung Lin dated September 1, 2012 (the “Lin Agreement”), Hsin-Lung earned a salary of NT$32,000 (approximately $1,100) per month to serve as Chief Executive Officer of Jishanye Taiwan. The Lin Agreement provides certain holiday bonuses, paid vacation as well as social insurance as required by applicable laws. Hsin-Lung is subject to a non-compete provision which prohibits him from competing with Jishanye Taiwan during the term of the Lin Agreement. Either party may terminate the Lin Agreement with at least 30 days prior notice. In addition, Jishanye Taiwan may terminate the Lin Agreement with immediate effect in case Hsin-Lung is in material breach of the Lin Agreement. Jishanye Taiwan and Hsin-Lung Lin also entered into a confidentiality agreement dated September 1, 2012. Pursuant to the Lin Agreement, Hsin-Lung is entitled to participate in our future stock option plan. Hsin-Lung Lin resigned as CEO of the Company in September 2014 but is still being compensated under the Lin Agreement.

Director Compensation

Our directors do not currently receive compensation for service on the board, other than the compensation that they receive for service as employees of Jishanye Taiwan.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 15, 2015, certain information regarding the beneficial ownership of Common Stock by (i) each person who is known by us to own beneficially more than five percent of the outstanding Common Stock, (ii) each of our director and named executive officers, and (iii) all directors and named executive officers as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company at 7F., No.247, Minsheng 1st Rd., Xinxing Dist., Kaohsiung City 800, Taiwan, Republic of China.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class (1)
Officers and Directors
Common Stock	Chun-Hao CHANG Chief Executive Officer,
	President and Chairman	1,200,000	10.0%*

Common Stock	Mei-Chun LIN
	Chief Financial Officer	0	0

Common Stock	Hsin-Lung LIN Director	100,000	*

Common Stock	Wen-Lang CHANG Director/Head of Sales Management	100,000	*

Common Stock	All executive officers and directors as a group	1,400,000	11.7%

5% Beneficial Owners

Common Stock	Jishanye Holding Limited (2) Yen-Ling Wang 17/F, flat C, Siu Nin Bldg., 32 Tsat Tze Mui Road, North Point, Hong Kong	4,860,000	40.5%

Common Stock	Orange Chang Limited (3) Room 2101-2103, Futura Plaza, 111 How Ming Street, Kwun Tong, Hong Kong	1,230,000	10.2%

Common Stock	Inkstone Capital Limited (4) 26th Floor, Langham Place Office Tower, NO. 8. Argyle Street, Kowloon, Hong Kong	1,200,000	10.0%

Common Stock	Pi-Chen Chang No. 23, Yu’an St., Annan Dist., Tainan City 709, Taiwan, Republic of China	1,105,000	9.2%

Common Stock	Guo Chen 701 No. 50 Meihua Cun, Zhongshanyi Road, Yuexiu District, Guangzhou City, People’s Republic of China	1,125,000	9.4%

* Less than 1%

(1)	Based on 12,500,001 shares outstanding as of March 15, 2015.

(2)	Yen-Ling Wang (“Yen-Ling”) holds the voting and dispositive power of Jishanye Holding Limited (“Holding”). Deemed ownership includes 4,260,000 shares held by Holding, 120,000 shares held by Yen-Ling, 410,000 shares held by Yen-Ling’s husband Chang Kung-Hsiung, 20,000 shares held by Yen-Ling’s daughter Chang Tiffany JiYun, 20,000 shares held by Yen-Ling’s son Chang Jerri Ji Ning, 20,000 shares held by Yen-Ling’s son Chang Jonathan JiJun, 10,000 shares held by Yen-Ling’s father-in-law Chang Lai-Fa.

(3)	Chang Pi-Hui holds the voting and dispositive power of Orange Chang Limited. Includes 30,000 shares held by Chang Pi-Hui.

(4)	Chang I-Fa holds the voting and dispositive power of Inkstone Capital Limited.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Executive Compensation"). “Related persons” include the following:

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

On January 15, 2013, our former Chief Executive Officer, Chief Financial Officer and Chairman of the Board, Mr. Lin Hsin-Lung, extended a loan in the amount of US$149,000 to the Company. The loan has-no a maturity of date and has no interest obligations.

On December 31, 2014, Taiwan life Inc., a company owned by our Chief Executive Officer Chun-Hao Chang, extended a loan in the amount of approximately US$10,000 to the Company. The loan has-no a maturity date and has no interest obligations. In addition, Taiwan Life Inc., is providing the Company with rent free office space until November 2015.

The Company does not currently have an insider transaction policy.

We have not had a promoter at any time since inception. Therefore, we have never entered into transactions with a promoter.

Director Independence

There are no members of our Board of Directors who are independent, as “independent” is defined in the rules of the NYSE Amex.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

Aggregate fees and expenses for professional services rendered for us by Goldman Kurland Mohidin, LLP for the fiscal years ended December 31, 2013 and 2014 are set forth below. On May 13, 2014 we changed our independent auditors to GBH CPAs, PC. Aggregate fees and expenses for professional services rendered for us by GBH CPAs, PC. for the fiscal year ended December 31, 2014 are forth below. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.

	2014	2013
Audit Fees – GBH CPAs	$19,500	$-
Audit Fees – Goldman Kurland Mohidin, LLP	-	36,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$19,500	$36,000

Audit Fees for the fiscal years ended December 31, 2014 and 2013 were for professional services rendered for the audit of our annual financial statements and quarterly review of the financial statements included in our Quarterly Reports on Form 10-Q.

The Board of Directors has determined that the provision of these services is compatible with the maintenance of the independence of Goldman Kurland Mohidin, LLP and GBH CPAs, PC.

Pre-approval Policies and Procedures

It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the Board of Directors.  No such services have been performed by Goldman Kurland Mohidin, LLP and GBH CPAs, PC.

PART IV

ITEM 15	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)    Financial Statements.

Reports of Independent Registered Public Accounting Firms

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Operations and Comprehensive Loss for the Years Ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014 and 2013

Consolidated Statement of Stockholders’ Deficit for the Years Ended December 31, 2014 and 2013

Notes to Consolidated Financial Statements

(3)     The following Exhibits are filed as part of this report on Form 10-K:

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation (1)(2)
3.2	Bylaws (1)(2)
10.1	Form of Stock Purchase Agreement (1)
10.2*	Translation of Employment Agreement between the Company and Hsin-Lung Lin (1)
10.3*	Translation of Employment Agreement between the Company and Wei-Ming Tsai (1)
10.4	Translation of Lease Agreement dated January 10, 2011 (1)
10.5	Translation of Distribution Agreement between the Company and Fitness & Beauty Corporation Limited, dated November 1, 2012 (1)
10.6	Translation of Sample Purchase Order between the Company and Bioenergy Biotechnology Corp. (3)
10.7	Translation of Distribution Agreement between the Company and Ganlin Hong dated March 1, 2013 (3)
10.8	Translation of Confidential Agreement between Bioenergy Biotechnology Corp., dated October 1, 2012. (3)
10.9*	Translation of Loan Agreement between the Company and Hsin-Lung Lin, dated January 15, 2013 (3)
10.10**	Translation of Lease Agreement between the Company and Taiwan Life Inc.., dated November 1, 2014.
24.1**	Power of Attorney (included on the Signatures page of this Annual Report on Form 10-K).
21.1	Subsidiaries of the registrant (1)
31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1***	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2***	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Indicates management contract or compensatory plan or arrangement.
**	Filed herewith.
***	Furnished herewith.

(1)	Filed as an exhibit to the Company’s Registration Statement on Form S-1, filed on February 14, 2013, and incorporated herein by reference.
(2)	Filed as an exhibit to the Company’s Current Report on Form 8-K, filed on October 30, 2013, and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed on April 29, 2013, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

JISHANYE, INC.

Date: April 15, 2015	By:	/s/ Chun-Hao Chang
Chun-Hao Chang, Chief Executive Officer and President
(Principal Executive Officer)

Date: April 15, 2015	By:	/s/ Mei-Chun Lin
Mei-Chun Lin, Chief Financial Officer
(Principal Financial and Accounting Officer)

Power of Attorney

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chun-Hao Chang his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chun-Hao Chang	Date: April 15, 2015
Chun-Hao Chang
Chief Executive Officer, President, and
Chairman (Principal Executive Officer)

/s/ Mei-Chun Lin	Date: April 15, 2015
Mei-Chun Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Wen-Lang Chang	Date: April 15, 2015
Wen-Lang Chang
Director

/s/ Hsin-Lung Lin	Date: April 15, 2015
Hsin-Lung Lin
Director

