Form 10-Q
period 2015-03-31
Jishanye, Inc.
filed 2015-05-20
CIK 1569737

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

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

As of March 15, 2015, there are a total of 12,500,001 shares of common stock issued and outstanding.

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

3

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Jishanye, Inc.

Consolidated Balance Sheets

As of March 31, 2015 and December 31, 2014

(Unaudited)

	March 31,	December 31,
	2015	2014
Assets

Current assets:
Cash and cash equivalents	$4,554	$12,387
Inventory	885	870
Prepaid expenses	1,744	1,664

Total assets	$7,183	$14,921

Liabilities and Stockholders' Deficit

Current liabilities:
Accounts payable and accrued expense	$144,500	$113,598
Accrued expense - related party	1,121	1,101
Short-term debt - related party	159,106	158,938

Total liabilities	304,727	273,637

Stockholders' deficit:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 12,500,001 shares issued and outstanding	1,250	1,250
Additional paid-in capital	98,750	98,750
Accumulated other comprehensive loss	(116)	(25)
Accumulated deficit	(397,428)	(358,691)
Total stockholders' deficit	(297,544)	(258,716)

Total liabilities and stockholders' deficit	$7,183	$14,921

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Jishanye, Inc.

Consolidated Statements of Operations and Comprehensive Loss

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014

Operating expense:
General and administrative	$38,737	$14,102
Total operating expense	38,737	14,102

Loss from operations	38,737	14,102

Other expense:
Other expense	-	1,546

Net loss	(38,737)	(15,648)

Other comprehensive loss:
Foreign currency translation loss	(91)	(486)

Total comprehensive loss	$(38,828)	$(16,134)

Weighted average common shares outstanding:
Basic and diluted	12,500,001	12,500,001

Loss per common share:
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Jishanye, Inc.

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(38,737)	$(15,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	-	491
Loss from sale of property and equipment	-	1,546
Changes in operating assets and liabilities:
Other receivables	-	115
Accounts payable and accrued expense	30,975	10,635
Accrued expense - related party	20	-
Net cash used in operating activities	(7,742)	(2,861)

Cash flows from investing activities
Proceeds from sale of property and equipment	-	28,327
Net cash provided by investing activities	-	28,327

Effect of exchange rate changes on cash and cash equivalents	(91)	(212)

Net decrease in cash	(7,833)	25,254

Cash and cash equivalents, beginning of the period	12,387	4,184

Cash and cash equivalents, end of the period	$4,554	$29,438

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Jishanye, Inc.

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

Note 2 - Going Concern

The accompanying consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate continuation of the Company as a going concern. As of March 31, 2015, the Company has accumulated deficit of $397,428 and had working capital deficit of $297,544. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The major shareholders will continue to fund the Company until it is able to sustain positive cash flows from its operations.

Note 3 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q and Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair statement of the results for the interim periods presented. Interim results are not necessarily indicative of the results for the full year. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014 and notes thereto contained elsewhere in the Registration Statement on Form 10-K filed with the SEC on April 16, 2015.

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

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Loss.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specific estimates include the collectability of accounts receivable and the valuation of inventory and deferred income tax. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of March 31, 2015, the Company had finished goods of $885 and no allowance for obsolete inventory.

Income Taxes

An asset and liability approach is used for financial accounting and reporting for income taxes. Deferred income taxes arise from temporary differences between income tax and financial reporting and principally relate to recognition of revenue and expenses in different periods for financial and tax accounting purposes and are measured using currently enacted tax rates and laws. In addition, a deferred tax asset can be generated by net operating loss carry forwards. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized. The Company has tax losses that may be applied against future taxable income. The potential tax benefit arising from these loss carryforwards are offset by a valuation allowance due to uncertainty of profitable operations in the future.

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

Basic and Diluted Earnings (Loss) Per Common Share (“EPS”)

Basic earnings (loss) per common share is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding for the three months ended March 31, 2015 and 2014; therefore, basic and diluted loss per common share are the same.

Subsequent Events

The Company’s management reviewed all material events from March 31, 2015 through the issuance date of these financial statements for disclosure consideration.

Note 4 - Related Party Transactions

Employment Agreement

Pursuant to an employment agreement between the Company and Hsin-Lung Lin dated September 1, 2012, Hsin-Lung earns a salary of NTD32,000 (approximately $1,121) per month to serve as Chief Financial Officer of the Company. Either party may terminate the agreement with at least 30 days prior notice. On September 15, 2014, the Board appointed Mei-Chun Lin to serve as new Chief Financial Officer of the Company. Hsin-Lung Lin will continue to serve as a member of the Company’s Board of Directors. For the three months ending, March 31, 2015, the Company recorded Hsin-Lung’s salary expense of $3,363. As of March 31, 2015, the Company had accrued expense of $1,121 for Hsin-Lung’s salary.

Short-term debt

In 2013, the Company issued a promissory note to a director for $149,500. The promissory note is interest free and has no maturity date. As of March 31, 2015, the entire balance was outstanding.

In 2014, the Company borrowed NTD300,000 (approximately $9,438) from Taiwan Life Inc., a Taiwanese company owned by Chief Executive Officer. The debt is interest free and has no maturity date. As of March 31, 2015, the entire balance was outstanding.

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

Going Concern

The consolidated financial statements included in this Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation as a going concern. We had an accumulated deficit of $397,428 and a working capital deficit of $297,544 as of March 31, 2015. These conditions raise substantial doubt as to our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The major shareholders of the Company will continue to fund the Company until it is able to sustain positive cash flows from operations.

Results of Operations

Comparison of the three months March 31, 2015 and 2014

General and administrative expenses. For the three months ended March 31, 2015 and 2014, we had general and administrative expenses of $38,737 and $14,102, respectively. The increase was because of the increase in professional fees related to SEC filings.

Net loss. For the three months ended March 31, 2015 and 2014, our net loss was $38,828 and $16,134, respectively. The increase was because of the increase in professional fees related to additional costs incurred on our SEC filings.

Liquidity and Capital Resources

In 2014, we received NTD300,000 (approximately $9,606) from a related party. As of March 31, 2015, we had cash on hand of $4,554.

We used $7,742 and $2,861 of cash in our operations for the three months ended March 31, 2015 and 2014, respectively. The increase is mainly attributable to the payments made to our vendors for the operating expenses.

We received $0 and used $28,327 of cash in investing activity for the three months ended March 31, 2015 and 2014, respectively. The change is because we had no investing related transactions in 2015 and in 2014, we sold our fixed assets related to enzyme business.

We plan to fund our operations from loans and advances from our major shareholders and plan to raise equity capital by offering shares of our common stock to investors.

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

On December 31, 2014, Taiwan Life Inc., a company owned by our Chief Executive Officer Chun-Hao Chang, extended a loan in the amount of approximately US$10,000 to the Company. The loan has no maturity date and has no interest obligations. In addition, Taiwan Life Inc., is providing the Company with rent free office space until November 2015.

The estimated budget for 2015 is as follows:

Salaries and benefits	$50,000
Management overhead	10,000
Professional fees	150,000
General overhead	20,000
Total	$230,000

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("US GAAP"). US GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to US GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the period. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income.

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of March 31, 2015, the Company had finished goods of $885 and no allowance for obsolete inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Chun-Hao Chang, our Chief Executive Officer and Mei-Chun Lin, the Company’s Chief Financial Officer, concluded that as of March 31, 2015, our disclosure controls and procedures were not effective due to the following material weaknesses in our control environment and financial reporting process as of March 31, 2015:

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

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

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

Date: May 20, 2015	By:	/s/ Chun-Hao Chang
	Name:	Chun-Hao Chang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 20, 2015	By:	/s/ Mei-Chun Lin
	Name:	Mei-Chun Lin
	Its:	Chief Financial Officer
(Principal Financial Officer)

