Form 10-Q
period 2015-06-30
Jishanye, Inc.
filed 2015-09-30
CIK 1569737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
 OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 000-55180

JISHANYE, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1992903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
 7F., No.247, Minsheng 1st Rd.
Xinxing Dist., Kaohsiung City 800
Taiwan Republic of China
(Address of principal executive offices)

 +886 7222 3733
(Registrant's telephone number, including area code)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
1345 Avenue of the Americas; Suite 1100
Phone (212) 370-1300
Fax: (646) 895-7182
E-mail: alevitsky@egsllp.com

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐  No ☒

As of September 25, 2015, there are a total of 60,300,001 shares of common stock issued and outstanding.

Item 6	Exhibits	14
Signatures		15

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates" and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings "Risks Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our annual report on Form 10-K for the year ended December 31, 2014 and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Form 10-Q and information contained in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

References in this report to "we," "us," "our" and the "Company" and words of like import refer to Jishanye, Inc., and its subsidiary.

References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Taiwan using NTD, the currency of Taiwan, and our financial statements are presented in United States dollars.   In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars.   These dollar references are based on the exchange rate of NTD to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars which may result in an increase or decrease in the amount of our assets and liabilities expressed in U.S. dollars.

PART I.  FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

Jishanye, Inc.
Consolidated Balance Sheets
(unaudited)

	June 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$1,032,070	$12,387
Inventories	895	870
Prepaid expenses	2,048	1,664
Total assets	$1,035,013	$14,921

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expense	$149,310	$113,598
Accrued expenses - related party	1,133	1,101
Short-term debt - related parties	201,290	158,938
Total liabilities	351,733	273,637

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized, 60,300,001 and 12,500,001 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	6,030	1,250
Additional paid-in capital	1,092,990	98,750
Accumulated other comprehensive income (loss)	60	(25)
Accumulated deficit	(415,800)	(358,691)
Total stockholders' equity (deficit)	683,280	(258,716)

Total liabilities and stockholders' equity	$1,035,013	$14,921

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Consolidated Statements of Operations and Comprehensive (Loss) Income
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$-	$17,785	$-	$17,785

Cost of revenues	-	656	-	656

Gross profit	-	17,129	-	17,129

Operating Expenses:
General and administrative	18,388	11,422	57,125	25,523
Total operating expense	18,388	11,422	57,125	25,523
(Loss) income from operations	(18,388)	5,707	(57,125)	(8,394)

Other income (expense):
Interest income	16	-	16	-
Other income	-	107	-	107
Loss from sale of property and equipment	-	-	-	(1,556)
Total other income (expense)	16	107	16	(1,449)
Net (loss) income	(18,372)	5,814	(57,109)	(9,843)

Other comprehensive income
Foreign currency translation income	176	578	85	102
Total comprehensive (loss) income	$(18,196)	$6,392	$(57,024)	(9,741)

Weighted average number of shares outstanding:
Basic and diluted	23,653,334	12,500,001	18,045,857	12,500,001

(Loss) income per share of common stock:
Basic and diluted	$(0.00)	$0.00	$(0.00)	(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(57,109)	$(9,843)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	-	494
Loss from sale of property and equipment	-	1,556
Changes in operating assets and liabilities
Accounts receivable	-	(17,127)
Other receivables	-	7,611
Inventories	(4)	(926)
Prepaid expenses	(340)	(1,508)
Accounts payable and accrued expense	35,534	1,454
Accrued expense - related party	5	-
Net cash used in operating activities	(21,914)	(18,289)

Cash flows from investing activities:
Proceeds from sale of property and equipment	-	28,327
Net cash provided by investing activities	-	28,327

Cash flows from financing activities:
Proceeds from issuance of common stock	999,020	-
Proceeds from short-term debt from related parties	42,080	-
Net cash provided by financing activities	1,041,100	-

Effect of exchange rate change on cash and cash equivalents	497	368

Net increase in cash	1,019,683	10,406

Cash and cash equivalents, beginning of period	12,387	4,184

Cash and cash equivalents, end of period	$1,032,070	$14,590

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Notes to Unaudited Consolidated Financial Statements
As of and for the three and six months ended June 30, 2015

Note 1 - Organization and Basis of Presentation

Jishanye, Inc. ("Jishanye" or the "Company") is a Delaware corporation incorporated on April 12, 2012 under the name Yambear Bio-tech, Inc."  The Company's corporate name was changed to Jishanye, Inc. on October 25, 2013.  The Company has one subsidiary, Jishanye (Taiwan), Inc. ("Jishanye Taiwan"), a Taiwanese limited liability company, which is wholly owned by the Company.  . Jishanye Taiwan was established on August 17, 2012.  The Company's operations are conducted through Jishanye Taiwan.

The Company, through its subsidiary, was engaged in selling enzymes products to public consumers in Taiwan through June 2014.  Since June 2014, the Company switched its business focus from selling enzyme products to devoting its effort to engage in the funeral management services, initially in Taiwan.  The funeral management services business in Taiwan is different from the funeral business in the United States, and involves offering a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices and health and safety regulations, and providing burial and, more frequently, cremation, which, because of the scarcity of land in Taiwan, is preferred to burial.  In addition, funeral management services including providing the necessary setting and personnel to meet the grieving family's religious and cultural preferences.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") with respect to Form 10-Q and Form 10-K. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The interim unaudited consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows for the periods ended June 30, 2015 and 2014. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. These interim unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Jishanye and its wholly-owned subsidiary, Jishanye Taiwan. All significant intercompany transactions and balances were eliminated in consolidation.

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

Jishanye, Inc.
Notes to Unaudited Consolidated Financial Statements
As of and for the three and six months ended June 30, 2015
Actual results could differ from those estimates.
Foreign Currency Translation
The reporting currency of the Company is the U.S. dollar.  The functional currency of the Company is the U.S. dollar and the functional currency of the Company's operating subsidiary is the New Taiwanese Dollar ("NTD").  For the operating subsidiary, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. All of the Company's revenue transactions are transacted in NTD, the functional currency of the operating subsidiary.
Cash and Cash Equivalents

Cash and cash equivalents include cash in hand, at bank and in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Inventory

Inventory is stated at the lower of cost or market, using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of June 30, 2015 and December 31, 2014, the Company had finished goods of $895 and $870, respectively.

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

Revenue Recognition

Product revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Service revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.   Sales represent the invoiced value of products, net of value-added tax ("VAT").

Jishanye, Inc.
Notes to Unaudited Consolidated Financial Statements
As of and for the three and six months ended June 30, 2015
Basic and Diluted Earnings (Loss) Per Share
Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive potential shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding for the three and six months ended June 30, 2015 and 2014; therefore, basic and diluted earnings or loss per share of common stock are the same.

Subsequent Events

The Company's management reviewed all material events from June 30, 2015 through the issuance date of these financial statements for disclosure consideration.

Note 3 – Short-term debt – related party

The Company's short-term debt from related parties consisted of the following:

	June 30, 2015	December 31, 2014
Loans from former chief executive officer	$149,500	$149,228
Loans from chief executive officer	51,790	9,710
	$201,290	$158,938

The loans from the chief executive officer include loans from a company owned by the chief executive officer

These notes are interest free, have no maturity date and are payable on demand.

Note 4 – Stockholders' Equity

On June 9, 2015, the Company sold a total of 47,800,000 shares of common stock for a total consideration of $999,020, or $0.0209 per share.  The Company's chief executive officer and a company controlled by chief executive officer, purchased 40,560,000 of these shares. As a result of the stock purchase, the chief executive's beneficial ownership in the Company's common stock increased from approximately 10% to approximately 67%.

Note 5 - Related Party Transactions

Pursuant to an employment agreement between the Company and its former chief executive and financial officer, dated September 1, 2012, Mr. Lin earned a salary of NTD32,000 (approximately $1,100) per month and subsequently increased to NTD35,000 (approximately $1,133).  The agreement provides that either party may terminate the agreement with at least 30 days prior notice. This agreement was terminated during the third quarter of 2015.

Jishanye, Inc.
Notes to Unaudited Consolidated Financial Statements
As of and for the three and six months ended June 30, 2015

Note 6 – Business Segments

The Company is engaged in two operating segments: funeral management services and enzyme products. Before June 2014, the Company was engaged in selling enzyme products to public consumers in Taiwan. Beginning in June 2014, the Company began offering funeral management services in Taiwan.

The balance sheets as of June 30, 2015 and December 31, 2014 and the statement of operations information for the three and six months ended June 30, 2015 and 2014 of each segment is presented in US dollars as follows:

	June 30, 2015				December 31, 2014
	Funeral Services	Enzymes	Corporate	Total	Funeral Services	Enzymes	Corporate	Total
Current Assets	-	896	1,034,117	1,035,013	6,808	870	7,243	14,921
Total assets	-	896	1,034,117	1,035,013	6,808	870	7,243	14,921

Current Liabilities	14,235	119,546	1,067,557	1,201,338	-	119,520	154,117	273,637
Long-Term Liabilities	-	-	149,500	149,500	-	-	-	-
Stockholders' Deficit	(14,235)	(118,650)	(182,940)	(315,825)	6,808	(118,650)	(146,874)	(258,716)
Total Liabilities and Stockholders' Deficit	-	896	1,034,117	1,035,013	6,808	870	7,243	14,921

	Three Months Ended June 30, 2015				Three Months Ended June 30, 2014
	Funeral Services	Enzymes	Corporate	Total	Funeral Services	Enzymes	Corporate	Total
Revenue	-	-	-	-	16,600	1,185	-	17,785
Cost of Revenues	-	-	-	-	-	656	-	656
Gross Profit	-	-	-	-	16,600	529	-	17,129
Operating Expenses	14,742	-	3,646	18,388	196	8,811	2,415	11,422
Other Income (Expenses)	-	-	16	16	-	-	107	107
Net Income (Loss)	(14,742)	-	(3,630)	(18,372)	16,404	(8,282)	(2,308)	5,814

	Six Months Ended June 30, 2015				Six Months Ended June 30, 2014
	Funeral Services	Enzymes	Corporate	Total	Funeral Services	Enzymes	Corporate	Total
Revenue	-	-	-	-	16,600	1,185	-	17,785
Cost of Revenues	-	-	-	-	-	656	-	656
Gross Profit	-	-	-	-	16,600	529	-	17,129
Operating Expenses	21,043	-	36,082	57,125	367	16,334	8,822	25,523
Other Income (Expenses)	-	-	16	16	-	-	(1,449)	(1,449)
Net Income (Loss)	(21,043)	-	(36,066)	(57,109)	16,233	(15,805)	(10,271)	(9,843)

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We were engaged in selling enzymes products to public consumers in Taiwan through June 2014.  Since June 2014, we switched our focus from selling enzyme products to engaging business in the funeral management services, initially in Taiwan.  The funeral management services business in Taiwan is different from the funeral business in the United States, and involves offering a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices and health and safety regulations, and providing burial or, more frequently, cremation, which, because of the scarcity of land in Taiwan, is preferred to burial.  In addition, funeral management services includes providing the necessary setting and personnel to meet the grieving family's religious and cultural preferences.  Since June 2014, we have generated minimal revenues in the funeral management services business and we have been engaged in marketing and related activities. We are optimistic about our ability to generate revenue from this business during the second half of 2015, although we can give no assurance that we can or will generate any significant revenue from this business.  The Company's chief executive officer has experience in the funeral services business in Taiwan and owns a company which is engaged in the funeral management services business.

Results of Operations

Three and six months ended June 30, 2015 and 2014

We did not generate any revenues during the three or six months ended June 30, 2015.  Our revenues for the three and six months ended 2014 were primarily from our funeral management services business. The decrease reflects the lack of our efforts to generate revenue from the enzyme product business and our failure to generate more revenues from the funeral management services business.

Our gross profit for the three and six months ended June 30, 2014 was $17,129.  The gross profit reflects the insignificant cost of funeral management services business.

For the three months ended June 30, 2015 and 2014, we had general and administrative expenses of $18,388 and $11,422, respectively.  For the six months ended June 30, 2015 and 2014, we had general and administrative expenses of $57,125 and $25,523, respectively.  The increases reflect increases in salary and rental expenses incurred as a result of our efforts relating to the funeral services business and increased professional fees related to SEC filings.

For the three months ended June 30, 2015 we had a net loss was $18,372, or $0.00 per share (basic and diluted) and for the three months ended June 30, 2014, we had net income of $5,814, or $0.00 per share (basic and diluted).  For the six months ended June 30, 3015 and 2014, had losses of $57,109, or $0.00 per share (basic and diluted) and $9,843, or $0.00 per share (basic and diluted).

Liquidity and Capital Resources
At June 30, 2015, we had working capital of $683,280, as compared with negative working capital of $258,716 at December 31, 2014.  The increase in working capital resulted from a loan of approximately $42,000 from our chief executive officer and the proceeds of a private placement of $999,020 in June 2015.  The principal investor in the private placement was our chief executive officer and a company controlled by the chief executive officer.

We used $21,914 and $18,289 of cash in our operations for the six months ended June 30, 2015 and 2014, respectively. The increase is mainly attributable to the increase in our loss and which was offset primarily by the increase in accounts payable.

We received no cash from investing activities in the six months ended June 30, 2015.  For the six months ended June 30, 2015, we had $28,327 of cash in investing activity, which represents the net proceeds from the sale of our fixed assets related to enzyme business.

We received $1,041,100 in financing activity for the six months ended June 30, 2015, which represented $999,020 from the private placement of our common stock, for which the principal investors were our chief executive officer and a company owned by our chief executive officer, $42,080 from a loan from our chief executive officers. We had no cash flow from financing activities in the six months ended June 30, 2014.

We believe that our available cash provides us with sufficient funds for our immediate operations.  To the extent we seek to expand our business, we may require additional funding, and there is no assurance as to whether we will be able to obtain any necessary financing or the terms on which any funds will be available.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("U.S. GAAP"). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

We believe the following is among the most critical accounting policies that impact our consolidated financial statements. We suggest that our significant accounting policies, as described in our financial statements in the Summary of Significant Accounting Policies, be read in conjunction with this Management's Discussion and Analysis of Financial Condition and Results of Operations.

Foreign Currency Translation
The reporting currency of the Company is the U.S. dollar.  The functional currency of the Company is the U.S. dollar and the functional currency of the Company's operating subsidiary is the New Taiwanese Dollar ("NTD").  For the operating subsidiary, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. All of the Company's revenue transactions are transacted in NTD, the functional currency of the operating subsidiary.

Revenue Recognition
Product revenue is recognized at the date of shipment to customers when a formal arrangement exists, the price is fixed or determinable, the delivery is completed, no other significant obligations of the Company exist and collectability is reasonably assured. Service revenue is recognized when persuasive evidence of an arrangement exists, service has provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.   Sales represent the invoiced value of products, net of value-added tax ("VAT").

Recent Accounting Pronouncements

The Company does not expect adoption of the new accounting pronouncements will have a material effect on the Company's financial statements.

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of Chun-Hao Chang, our principal executive officer, and Mei-Chun Lin, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.

Management conducted its evaluation of disclosure controls and procedures under the supervision of our chief executive officer and our chief financial officer. Based on that evaluation, Mr. Chang and Ms. Lin concluded that our disclosure controls and procedures were not effective as of June 30, 2015.

Management's Report on Internal Controls over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404"). As previously reported in our Form 10-K for the year ended December 31, 2014, management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 and, during our assessment, management concluded that our internal controls over financial reporting were not effective due to the material weakness in our control environment and financial reporting..

Changes in internal control over financial reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 29, 2015	By:	/s/ Chun-Hao Chang
	Name:	Chun-Hao Chang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: September 29, 2015	By:	/s/ Mei-Chun Lin
	Name:	Mei-Chun Lin
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)