Form 10-Q
period 2015-09-30
Jishanye, Inc.
filed 2015-11-20
CIK 1569737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015
 OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-55180

JISHANYE, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1992903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
 7F., No.247, Minsheng 1st Rd.
Xinxing Dist., Kaohsiung City 800
Taiwan Republic of China
(Address of principal executive offices)

    +886 7222 3733
(Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
1345 Avenue of the Americas; Suite 1100
New York, New York 10105-0302

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

As of November 16, 2015, there were 60,300,001 shares of common stock outstanding.

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

References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Taiwan using New Taiwanese Dollars ("NTD"), the currency of Taiwan, and our financial statements are presented in United States dollars.  We present assets, obligations, commitments and liabilities in our financial statements in U.S. dollars.   These dollars references are based on the exchange rate of NTD to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars which may result in an increase or decrease in the amount of our assets and liabilities expressed in U.S. dollars.

PART I.  FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

Jishanye, Inc.
Condensed Consolidated Balance Sheets

	September 30, 2015	December 31, 2014
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,016,972	$12,387
Accounts receivable	1,267	-
Notes receivable	5,074	-
Inventories	1,512	-
Prepaid expenses and other current assets	2,666	1,664
Assets of discontinued operations	-	870
Total current assets	1,027,491	14,921

Rental deposits	9,664	-
Total assets	$1,037,155	$14,921

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$21,961	$-
Accrued expense and other payables	211,880	108,237
Short-term debt - related parties	197,820	158,938
Deferred income	2,905	-
Liabilities of discontinued operations	-	6,462
Total liabilities	434,566	273,637

Commitments and contingencies

Stockholders' equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized, 60,300,001 and 12,500,001 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	6,030	1,250
Additional paid-in capital	1,092,990	98,750
Accumulated other comprehensive income (loss)	4,129	(25)
Accumulated deficit	(500,560)	(358,691)
Total stockholders' equity (deficit)	602,589	(258,716)

Total liabilities and stockholders' equity	$1,037,155	$14,921

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jishanye, Inc.
Condensed Consolidated Statements of Operations and Comprehensive (Loss)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$99,581	$-	$99,581	$16,600

Cost of revenues	87,670	-	87,670	-

Gross profit	11,911	-	11,911	16,600

Operating Expenses:
General and administrative	96,800	27,498	153,925	81,092
Total operating expense	96,800	27,498	153,925	81,092
Loss from operations	(84,889)	(27,498)	(142,014)	(64,492)

Other income (expense):
Interest income	5	-	5	-
Other income	124	-	140	107
Loss from sale of property and equipment	-	-	-	(1,551)
Total other income (expense)	129	-	145	(1,444)

Loss before tax and discontinued operation	(84,760)	(27,498)	(141,869)	(65,936)
Income taxes	-	-	-	-
Loss from continuing operations, net of taxes	(84,760)	(27,498)	(141,869)	(65,936)
Loss from discontinued operations, net of taxes	-	(6,346)	-	(22,151)
Net loss	(84,760)	(33,844)	(141,869)	(88,087)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	4,069	(483)	4,154	(386)
Total comprehensive loss	$(80,691)	$(34,327)	$(137,715)	$(88,473)

Weighted average number of shares outstanding:
Basic and diluted	60,300,001	12,500,001	32,285,349	12,500,001

Loss per share: Basic and diluted
From continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.01)
From discontinued operations	(0.00)	(0.00)	(0.00)	(0.00)

Basic and diluted	(0.00)	(0.00)	(0.00)	(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jishanye, Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(141,869)	$(88,087)
Loss from discontinued operations	-	22,151
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	493
Loss from sale of property and equipment	-	1,551
Changes in operating assets and liabilities
Accounts receivable	(1,327)	-
Notes receivable	(5,317)	-
Inventories	(1,584)	-
Prepaid expenses and other current assets	(11,251)	6,082
Accounts payable	23,014	-
Accrued expense and other payables	99,044	66,713
Accrued expense - related party	632	573
Deferred income	3,044	-
Net cash (used in) provided by continuing operations	(35,614)	9,476
Net cash provided by (used in) discontinued operations	873	(21,931)
Net cash used in operating activities	(34,741)	(12,455)

Cash flows from investing activities
Proceeds from sale of property and equipment	-	29,673
Net cash provided by investing activities	-	29,673

Cash flows from financing activities
Proceeds from issuance of common stock	999,020	-
Proceeds from short-term debt - related party	41,165	-
Net cash provided by financing activities	1,040,185	-
Effect of foreign exchange translation on cash and cash equivalents	(859)	(1,454)

Net increase in cash	1,004,585	15,764

Cash and cash equivalents, beginning of period	12,387	4,184

Cash and cash equivalents, end of period	$1,016,972	$19,948

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jishanye, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2015 and 2014 (unaudited)

Note 1 - Organization and Basis of Presentation

Jishanye, Inc. ("Jishanye" or the "Company") is a Delaware corporation incorporated on April 12, 2012 under the name of Yambear Bio-tech, Inc.  The Company changed its corporate name to Jishanye, Inc. on October 25, 2013.  The Company established a wholly-owned subsidiary, Jishanye (Taiwan), Inc. ("Jishanye Taiwan"), a Taiwanese limited liability company on August 17, 2012.

The Company, through its subsidiary, was engaged in selling enzymes products to public consumers in Taiwan through June 2014.  Since June 2014, the Company switched its business focus from selling enzyme products to devoting its effort to engage in the funeral management services, initially in Taiwan.  The Company is currently engaged in one business segment – funeral management services.  The funeral management services business in Taiwan involves offering a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices and health and safety regulations, and providing burial and, more frequently, cremation because of the scarcity of land in Taiwan.  In addition, funeral management services including providing the necessary setting and personnel to meet the grieving family's religious and cultural preferences.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim unaudited condensed consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the "SEC") with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows for the periods ended September 30, 2015 and 2014. The interim financial data and other information related to these periods are unaudited. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2015. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2014, which are included in the annual report on the Form 10-K, filed with the SEC on April 16, 2015.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the financial statements of Jishanye and its wholly-owned subsidiary, Jishanye Taiwan. All significant intercompany transactions and balances were eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Specific estimates include the collectability of accounts receivable and the valuation of inventory and deferred income tax.  Actual results could differ from those estimates.

Jishanye, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2015 and 2014 (unaudited)
Note 2 - Summary of Significant Accounting Policies (Continued)

Foreign Currency Translation

The reporting currency of the Company is the U.S. dollar.  The functional currency of the Company is the U.S. dollars and the functional currency of the Company's operating subsidiary is the New Taiwanese Dollar ("NTD").  For the operating subsidiary, results of operations and cash flows are translated from its functional currency to U.S. dollars at the average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. All of the Company's revenue transactions are transacted in NTD, the functional currency of the operating subsidiary.

Cash and Cash Equivalents

Cash and cash equivalents include cash in hand and on deposit with banks.

Inventory

Inventory is stated at the lower of cost or market, with cost determined by using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of September 30, 2015 and December 31, 2014, the Company had finished goods for the continuing operation of $1,512 and nil, respectively.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Credit risk concentration with respect to accounts receivables is reduced because a diverse number of customers make up the Company’s customer base.

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

Revenue Recognition

Service revenue is recognized when persuasive evidence of an arrangement exists, service has been provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers.  Rental income relates to the rental of memorial tablets at the Company’s funeral parlors which is recognized on a straight-line basis over the terms of the respective leases. In accordance with the Company's standard lease terms, rental payments are generally payable yearly. Deferred income represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants. As of September 30, 2015 and December 31, 2014, the deferred income is $2,905 and nil, respectively.

Jishanye, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2015 and 2014 (unaudited)
Note 2 - Summary of Significant Accounting Policies (Continued)

Basic and Diluted Earnings (Loss) Per Share

Basic earnings (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential shares of common stock outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive potential shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding for the three and nine months ended September 30, 2015 and 2014; therefore, basic and diluted earnings or loss per share of common stock are the same.

Recent accounting pronouncements

The Company has reviewed all recently issued, but not yet effective, accounting pronouncements and do not believe the future adoption of any such pronouncements may be expected to cause a material impact on its financial condition or the results of its operations.

Note 3 - Discontinued operations

In June 2014, the Company changed its business from selling enzyme products to engaging in the business of funeral management services, and the only revenues from the enzyme products business subsequent to June 2014 represented sales of inventory on hand.  On October 2, 2015, the Company determined to completely cease the enzyme products operations. Thereafter, the Company was engaged in one single operating segment consisting of funeral management service in Taiwan. The enzyme products operations have been segregated and reported as discontinued operations for all the periods presented in the Company’s condensed consolidated statements of operations.

The carrying amounts of the major classes of assets and liabilities of the discontinued operation as of December 31, 2014 were as follows:

Inventory	$870
Current assets	870
Total assets	870
Accrued expense and other payables	(5,361)
Accrued expense and other payables - Related Party	(1,101)
Current liabilities	(6,462)
Total liabilities	$(6,462)

Summary of the operating results for the three months and nine months of September 30, 2014 from discontinued operation were as follows:
	Three months ended September 30, 2014	Nine months ended September 30, 2014
Net revenue from discontinued operation	$325	$1,510
Loss on discontinued operations, net of tax	$(6,346)	$(22,151)

Jishanye, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2015 and 2014 (unaudited)
Note 4 - Short-term debt – related party

The Company's short-term debt from related parties consisted of the following:
	September 30,	December 31,
	2015	2014
Loans from former chief executive officer	$149,500	$149,500
Loans from chief executive officer	48,320	9,438
	$197,820	$158,938

These loans are interest free, unsecured and are payable on demand.

The loans from the chief executive officer include loans of $9,060 and $9,438 as of September 30, 2015 and December 31, 2014, respectively, from a company owned by the chief executive officer.
Note 5 - Stockholders' Equity
On June 9, 2015, the Company sold a total of 47,800,000 shares of common stock for a total cash consideration of $999,020, or $0.0209 per share.  The Company's chief executive officer and a company controlled by the chief executive officer, purchased 40,560,000 of these shares. As a result of the stock purchase, the chief executive's beneficial ownership in the Company's common stock increased from approximately 10% to approximately 67%.
Note 6 - Related Party Transactions
Pursuant to an employment agreement between the Company and its former chief executive and financial officer, dated September 1, 2012, the former chief executive officer earned a salary of NTD32,000 (approximately $1,100) per month, which was subsequently increased to NTD35,000 (approximately $1,133).  The agreement provides that either party may terminate the agreement with at least 30 days prior notice. This agreement was terminated in July 2015. The Company recorded salary of nil and $6,661 for the three and nine months ended September 30, 2015 and $3,444 and $10,332 for the three and nine months ended September 30, 2014, respectively.
During the third quarter of 2015, the Company leased three office premises from the chief executive officer, Taiwan Life Enterprise Co., Ltd. ("Taiwan Life"), and a director of Jishanye Taiwan for a monthly rent of NTD15,000 (approximately $476),  NTD9,524  (approximately $302) and NTD15,000 (approximately $476), respectively. The Company's chief executive officer owns 20% equity interest in Taiwan Life and he is the chairman of Taiwan Life. During the three and nine months ended September 30, 2015, the Company recorded the rental expenses for the affiliates for $2,853 and $2,853, respectively.

Pursuant to a five-year  lease agreement for a funeral parlor entered into by the Company in May 2015, Taiwan Life issued a promissory note to guarantee the payment of NTD500,000 (approximately $15,100) as security to the lessor in the event the Company terminates the lease prior to expiration.
Note 7 - Income Taxes
Jishanye is a holding company with no business other than holding an equity interest of Jishanye Taiwan other than corporate overhead, principally professional fees and expenses relating to its status as a public company in the United States.  Jishanye is subject to income tax in United States with a statutory income tax rate of 34%. Jishanye Taiwan is subject to income tax in Taiwan with a statute income tax rate of 17%. No provision for income taxes has been recognized for the three and nine months ended September 30, 2015 and 2014 as the Company and Jishanye Taiwan incurred net operating losses for income tax purposes.

Jishanye, Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2015 and 2014 (unaudited)
Note 7 - Income Taxes (Continued)
The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carryforwards, which expire beginning the year 2022 through 2035, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. As of September 30, 2015 and December 31, 2014, the Company had net operating losses carry-forward of $500,560 and $358,691, respectively.
Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at September 30, 2015 and December 31, 2014 are presented below:
	September 30, 2015	December 31, 2014
Deferred tax asset
Net operating loss carry forwards	$115,334	$83,214
Less: valuation allowance	(115,334)	(83,214)
Net deferred tax asset	$-	$-

Note 8 – Commitments and contingencies
Operating leases
On May 27, 2015, the Company leased the premises for a funeral parlor under a five-year lease agreement, for the period from June 1, 2015 to May 1, 2020 with an initial  monthly rental of NTD155,000 (approximately $4,681), which increases to NTD157,000 (approximately $4,758) on June 1, 2017 and to NTD169,177 (approximately $4,837) on June 1, 2019.  Pursuant to the lease agreement, Taiwan Life issued a promissory note to guarantee the payment of NTD500,000 (approximately $15,100) as security in the event the Company terminates the lease prior to expiration.
On August 1, 2015, the Company leased premises for another funeral parlor under a lease agreement with a one year term, for the period from August 1, 2015 to July 1, 2016 with a monthly rental of  NTD40,000 (approximately $1,208).
During the third quarter of 2015, the Company leased three office premises from the chief executive officer, a company owned by the chief executive officer, Taiwan Life and a director of Jishanye Taiwan for the monthly rent of NTD15,000 (approximately $476),  NTD9,524  (approximately $302) and NTD15,000 (approximately $476), respectively. During the three and nine months ended September 30, 2015, the Company recorded the rental expenses for the affiliates for $2,853 and $2,853, respectively.
Total rental expenses for the three and nine months ended September 30, 2015 were $19,178 and $24,092.  The Company had no rental expense for the three and nine months ended September 30, 2014.
The minimum future lease payments for the next five years and thereafter are as follows:
Period ending September 30:	Related parties	Unrelated parties	Total

2016	$14,496	$68,252	$82,748
2017	14,496	56,480	70,976
2018	14,496	57,096	71,592
2019	14,496	76,763	91,259
2020	11,778	14,512	26,290
	$69,762	$273,103	$342,865

Contingencies
The Company has obtained the relevant government approval to operate funeral management business in Taiwan. However, funeral parlors in Taiwan, including the ones operated by the Company, are generally unable to fully comply with the strict statutory requirements, for example, about the locations of funeral parlors relative to other public facilities like schools and hospitals. The non-compliance may result in fines and suspension of business. The Company believes the non-compliance would not have significant impact on the Company’s operations or its operating results.
Note 9 – Subsequent events
In accordance with ASC Topic 855, “Subsequent Events”, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred after September 30, 2015 up through the filing date of these condensed consolidated financial statements. Except as disclosed in Note 3, the Company did not have any material recognizable subsequent events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
We sold enzymes products to public consumers in Taiwan through June 2014.  In June 2014, we switched our focus from selling enzyme products to engaging business in the funeral management services, initially in Taiwan.  We are currently engaged in one business segment – funeral management services.  The funeral management services business in Taiwan involves offering a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices and health and safety regulations, and providing burial or, more frequently, cremation, which, because of the scarcity of land in Taiwan, is preferred to burial.  In addition, funeral management services includes providing the necessary setting and personnel to meet the grieving family's religious and cultural preferences.  Since June 2015, we expanded the funeral management business by increasing our personnel, renting premises for a funeral parlor and offering additional services. As a result of these efforts, we increased the revenues during the third quarter of 2015. We plan to continue to expand our marketing and related activities. Although we are optimistic about our ability to generate revenues from this business, we can give no assurance that we can or will generate any significant revenue from this business or operate profitably.  The Company's chief executive officer has experience in the funeral services business in Taiwan and owns a company which is engaged in the funeral management services business.

On October 2, 2015, we determined to completely cease our enzyme products operations and treat it as a discontinued operation.
Results of Operations
Three and nine months ended September 30, 2015 and 2014
For the three and nine months ended September 30, 2015, we had revenue of $99,581, all of which was generated in the third quarter.  We had no revenue for the three months ended September 30, 2014.  For the nine months ended September 30, 2014, we had revenue of $16,600, which represented revenue from one-time training services which we provided to a customer.  Our revenues for the three and nine months ended 2015 and 2014 were generated from our funeral management services business.
Our gross profit for the three and nine months ended September 30, 2015 was $11,911.  Our gross profit for the nine months ended September 30, 2014 was $16,600.  The decrease of gross profit reflected the nature of the services provided.  The training services which we provided in the nine months ended September 30, 2014 did not have any associated cost of revenue.  Our cost of revenues in the three and nine months ended September 30, 2015 reflected labor costs and the rental expense relating to our funeral parlors.
For the three months ended September 30, 2015 and 2014, our general and administrative expenses increased by $69,302, or 252.0%, from $27,498 to $96,800.  For the nine months ended September 30, 2015 and 2014, our general and administrative expenses increased by $72,833, or 89.8%, from $81,092 to $153,925. The increases reflect increases in salary related to additional administrative and management personnel, rental and other operating expenses incurred as a result of our efforts relating to the funeral services business.
As a result of the factors described above, we incurred a loss from continuing operations for the three months ended September 30, 2015 and 2014 of $84,760, or $0.00 per share (basic and diluted) and $27,498, or $0.00 per share (basic and diluted), respectively.  For the nine months ended September 30, 3015 and 2014, our loss from continuing operation was $141,869, or $0.00 per share (basic and diluted) and $65,936, or $0.01 per share (basic and diluted), respectively.
We had no loss from discontinued operations during the three and nine months ended September 30, 2015.  For the three months ended September 30, 2014, our loss from discontinued operation was $6,346, or $0.00 per share (basic and diluted).  For the nine months ended September 30, 2014, our loss from discontinued operation was $22,151, or $0.00 per share (basic and diluted). The loss from discontinued operation related to the enzymes product business, which was our business before we entered the funeral management services business.
For the three months ended September 30, 2015 and 2014, our net loss was $84,760, or $0.00 per share (basic and diluted) and $33,844, or $0.00 (basic and diluted).  For the nine months ended September 30, 3015 and 2014, our net loss was $141,869, or $0.00 per share (basic and diluted) and $88,087, or $0.01 per share (basic and diluted) respectively.

Liquidity and Capital Resources
At September 30, 2015, we had working capital of $592,925, as compared with negative working capital of $258,716 at December 31, 2014.  The increase in working capital resulted from the proceeds of a private placement of $999,020 in June 2015.  The principal investors in the private placement were our chief executive officer and a company controlled by our chief executive officer.

We used $34,741 of cash in our operations for the nine months ended September 30, 2015, and our operations provided $12,455 of cash for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, our cash flow used in operating activities principally reflected our net loss of $141,869 partially offset by the increase in accounts payable of $23,014 and accrued expenses and other payables of $99,044.  For the nine months ended September 30, 2014, cash used in our operations reflected principally our net loss of $88,087, partially offset by increase in our accrued expenses of $66,713.

We did not generate cash flows from investing activities in the nine months ended September 30, 2015.  For the nine months ended September 30, 2014, we generated $29,673 of cash in investing activities, which represents the net proceeds from the sale of our fixed assets related to our enzyme business.
We received cash of $1,040,185 from financing activities for the nine months ended September 30, 2015, which represented $999,020 from the private placement of our common stock, for which the principal investors were our chief executive officer and a company owned by our chief executive officer, and a $41,165 loan from our chief executive officer. We did not generate cash flow from financing activities in the nine months ended September 30, 2014.

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

We believe the following are among the most critical accounting policies that impact our consolidated financial statements.

Revenue Recognition
Service revenue is recognized when persuasive evidence of an arrangement exists, service has been provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Rental income relates to the rental of memorial tablets at our funeral parlors which is recognized on a straight-line basis over the terms of the respective leases. In accordance with our standard lease terms, rental payments are generally payable yearly. Deferred income represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants. As of September 30, 2015 and December 31, 2014, the deferred income is $2,905 and nil, respectively.

Foreign Currency Translation
Our reporting currency and functional currency of is the U.S. dollar.  The functional currency of our operating subsidiary is the New Taiwanese Dollar ("NTD").  For the operating subsidiary, results of operations and cash flows are translated from its functional currency to U.S. dollars at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. All of the Company's revenue transactions are transacted in NTD, the functional currency of the operating subsidiary.
Recent Accounting Pronouncements
We do not expect adoption of the new accounting pronouncements will have a material effect on the Company’s financial statements.
Off-Balance Sheet Arrangements
Pursuant to a five-year  lease agreement for a funeral parlor entered into by us in May 2015, Taiwan Life Enterprise Co., Ltd. ("Taiwan Life"), issued a promissory note to guarantee the payment of NTD500,000 (approximately $15,100) as security to the lessor in the event we terminate the lease prior to expiration. Our chief executive officer owns 20% equity interest in Taiwan Life and he is the chairman of Taiwan Life.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, our management, with the participation of Mr. Chun-Hao Chang, our principal executive officer, and Ms. Mei-Chun Lin, our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating and implementing possible controls and procedures.
Based on that evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2015.
As we disclosed in our Annual Report on Form 10-K, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified the following material weaknesses in our internal control over financial reporting:
1)
lack of an audit committee and the absence of any independent directors on our Board of Directors, resulting in the lack of oversight in the establishment and monitoring of required internal control and procedures;

2)	inadequate segregation of duties consistent with control objectives;
3)	ineffective controls over period end financial disclosure and reporting processes; and
4)	lack of accounting personnel with adequate experience and training.

Changes in internal control over financial reporting
During the nine months ended September 30, 2015, we engaged a financial reporting consultant to help us evaluate and implement appropriate policies and procedures to improve our internal control systems over financial reporting and provided hands-on support and recommendations. Other than as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Rule 13a-14(a)/15d-14(a) certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) certification of Chief Financial Officer
32.1	Section 1350 certification of the Chief Executive Officer and Chief Financial Officer

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JISHANYE, INC.

Date: November 20, 2015	By:	/s/ Chun-Hao Chang
	Name:	Chun-Hao Chang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2015	By:	/s/ Mei-Chun Lin
	Name:	Mei-Chun Lin
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)