Form 10-K
period 2015-12-31
Jishanye, Inc.
filed 2016-04-14
CIK 1569737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015
 OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-55180

JISHANYE, INC.
(Exact name of registrant as specified in its charter)

Delaware	46-1992903
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7F, No.247, Minsheng 1st Rd.
Xinxing Dist., Kaohsiung City 800
Taiwan Republic of China
(Address of principal executive offices)

    +886 7222 3733
(Registrant’s telephone number, including area code)

Copies to:
Asher S. Levitsky P.C.
Ellenoff Grossman & Schole LLP
1345 Avenue of the Americas; Suite 1100
New York, New York 10105-0302

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered Pursuant to Section 12(g) of the Exchange Act:  common stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 406 of the Securities Act.   Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405) is not contained herein, and will not be contained,  to the best of registrant’s  knowledge, in definitive proxy or information  statements incorporated  by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One)

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2015, the last day of the registrant’s most recent fiscal second quarter, the aggregate market value of the common stock held by non-affiliates was approximately $55,600,000 at June 30, 2015.

As of March 31, 2016, there were 60,300,001 shares of common stock issued and outstanding.

Documents incorporated by reference: None

PART I

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievement expressed or implied by the forward-looking statements. These forward-looking statements were based on various factors and were derived utilizing numerous assumptions and other factors that could cause our actual results to differ materially from those in the forward-looking statements. These factors include, but are not limited to, our need for working capital and access to capital, the risk of doing business in the Republic of China (“Taiwan”), and, to the extent that we engage in business in the People’s Republic of China (the “PRC”) the risk of conducting business in the PRC, our ability to implement our strategic initiatives, our access to sufficient capital, industry trends, economic, political and market conditions and fluctuations, government and industry regulation, competition, and other factors. Most of these factors are difficult to predict accurately and are generally beyond our control.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward looking statements.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. You are cautioned not to place undue reliance on these forward-looking statements and you should carefully review this report in its entirety, including the risks described in “Item 1A. - Risk Factors” and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
References to Taiwan refer to Taiwan, Republic of China.
References to the PRC refer to the People’s Republic of China.
Our business is conducted in Taiwan using New Taiwanese Dollars (“NTD”), the currency of Taiwan, and our financial statements are presented in United States dollars (“U.S. dollars,” “United States dollar” or “$”).  We present assets, obligations, commitments and liabilities in our financial statements in U.S. dollars.   These dollars references are based on the exchange rate of NTD to U.S. dollars, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars which may result in an increase or decrease in the amount of our assets and liabilities expressed in U.S. dollars.
ITEM 1.	BUSINESS

We offer funeral management services to families. Prior to the third quarter of 2015, we did not generate any revenue from our funeral management services.  During the second half of 2015, we increased our personnel, rented premises for two funeral parlors, and we began to generate revenue from funeral management services in the third quarter of 2015.

Funeral management services business in Taiwan include a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices.  In Taiwan, funeral parlors offer different services.  One type of funeral parlor, known as a binyiguan, is a funeral parlor in the traditional sense and these funeral parlors hold the body of the deceased and prepare the body for burial or cremation.  The other type, known as a litang, is similar to a small scale auditorium.  Our funeral parlors are of the litang variety. A funeral parlor may have several litangs.  In our funeral parlor in Kaohsiung, we have two private litangs, and in our funeral parlor in Taipei, we have four private litangs and one larger public use litang which can be used by up to 22 families.  Although the body may be brought to the litang for a short period of time, usually for no more than 1 to 2 hours on any day, the litang provides a place for friends and relatives to visit the family of the deceased, without the presence of the body.  Since our funeral parlor in Taipei is on the second floor of a building, the body is rarely brought to the litang.  We do not maintain the body during the mourning period or prepare the body for burial or cremation at our funeral parlors.  Our funeral management services including providing the necessary setting and personnel to meet the grieving family’s religious and cultural preferences.  We do not provide burial or cremation services, which are provided in Taiwan by government companies.
We set up our first funeral parlor in Taiwan in June 2015 and commenced the operation of the second parlor in August 2015.  We do not presently plan to establish additional funeral parlors in Taiwan, and we cannot assure you that we will be able to expand our operations in Taiwan or that we will be able to operate profitably in Taiwan.
We plan to expand our business by taking the initial steps toward offering funeral management services in the PRC; however, we do not have a timetable for commencing operations in the PRC and we cannot assure you that we will be able operate in the PRC or that any operations we commence in the PRC will be successful.
We cannot assure you that we will be successful in either expanding our operations in Taiwan or in establishing our proposed business in the PRC, or that we will be able to operate profitably in either Taiwan or the PRC.
In the future, we plan to expand our offer services relating to the purchase of cemetery property to enable us to offer burial plots for those who would rather bury their loved ones.  However, we cannot assure you that we will be able to purchase and, if we can purchase, that we will be able to sell, burial plots.
During the second half of 2014, we provided consulting services to a small Taiwan funeral parlor operator that was establishing its business.  The revenues for 2014 represented the consulting fees from these services.  These services represented an isolated transaction, and are not part of our normal funeral management services.
Prior to June 2014, our principal business was the sale of enzyme products to the public in Taiwan.  In October 2015, we discontinued the enzyme product business, and the results of such business are reflected as a discontinued operation in our consolidated financial statements.
Organization
We are a Delaware corporation, organized on April 12, 2012 under the name Yambear Bio-tech, Inc.  We changed our name to Jishanye, Inc. on October 25, 2013. Our operations are conducted through our wholly-owned Taiwan subsidiary, Jishanye, Inc., a Taiwan limited liability company which we refer to as Jishanye Taiwan.  On September 30, 2015, we formed a wholly-owned subsidiary, Hongkong Jishanye Limited, a Hong Kong limited liability company which we refer to as Jishanye HK.  We formed Jishanye HK to hold our interests in our PRC operations if and when we establish such operations.
Our executive offices are located at 7F, No.247, Minsheng 1st Rd., Xinxing Dist., Kaohsiung City 800, Taiwan, Republic of China. Our telephone number is +886 7222 3733. We maintain a website at http://www.jishanye.com, which is in Chinese.  We do not have an English-language website. Information on our website or any other website does not constitute a part of this annual report.

Industry and Market Overview
As reported by http:www.funeralinformation.com.tw/, which is a funeral industry website, the average costs per funeral is approximately NTD 300,000 (approx. $9,000).  According to a report from the Taiwan Department of Household Registration Affairs, Ministry of the Interior, the number of death in Taiwan for 2014 was 163,327.  Based on this information, we believe that the annual market for funeral related services is in the range of $1.5 billion. However, that amount that a family spends on funeral services is very much dependent upon the economy.  Funeral services in Taiwan generally consist of the following services, although we do not perform all of these services:
•	Services relating to serving the family’s needs during the mourning period, mourning ceremonies, including planning for the funeral, transportation and storage of the remains of the deceased person, arranging for a place for the mourners and friends to visit, maintaining the body during the mourning period.
•	The operation of a funeral parlor, including services relating to the conduct of the funeral.
•	Providing the family with funeral merchandise, such as coffin, funeral clothes, mourning dress, flowers, wreathes, candles, funerary offering and cremation urns.
•	Cremation or burial, depending on the family’s preference, although in Taiwan cremation services are only provided by government-owned companies.
•	Sales of cemetery plots and management of the cemetery.
Marketing
Due to the cultural preferences in Asia, we do not promote our business through traditional advertising programs. We have a marketing staff of two employees, and we opened a sales office in Kaohsiung, Taiwan to promote public awareness of our company. In addition, we also promote our business through third party sales agents and get referral from existing customers.
Competition
The funeral services industry in Taiwan is very competitive. In Asia generally, and in Taiwan, in particular, the funeral management service, funeral parlor and cemetery related industry is characterized by a large number of locally-owned, independent operations as well as a small number of international companies that operate throughout Asia. To compete successfully, we must maintain a good reputation and offer services at competitive prices. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
We believe that the leading funeral services companies in Asia are Sino-Life Group Limited, Anxian Yuan China Holdings Limited, and SAGE International Group Limited, and these companies offer services in Taiwan as well as Hong Kong and the PRC.
Competition in Taiwan is based on the price of the services, the location of the funeral parlor and the reputation of the company offering the funeral services, particularly in their understanding of the family’s mourning customs.
Proposed Operations in the PRC
At present all of our business operations is conducted in Taiwan.  We intend to expand our business into the PRC, and plan to commence these efforts during 2016.  In this connection, before we can generate any business in the PRC, we will have to address a number of business and regulatory issues, including the following.
•	We will need to comply with all applicable regulations of the PRC, including those relating to the formation of entities to operate the business, obtaining a business license, as well as regulations relating to the conduct of the funeral services business in the PRC, which may be significantly different from those in Taiwan, as well as those relating to consumer protection, health and safety, labor relations, currency and banking requirements, including those relating to the transfer of funds into and out of the PRC. We cannot assure you that we will be able to comply with all regulations necessary for us to conduct the funeral services business in the PRC.

•	We will face competition from numerous Chinese and other Asian countries that currently operate in the PRC.
•	We will need to hire administrative, marketing, sales and support personnel who are familiar with the culture and market in the PRC, which may be different from that of Taiwan.
•	We may need to develop a business relationship with a PRC company that already provides such services and has the necessary permits and licenses.
•	We will require significant funding in order to enable us to enter the PRC.
We are in the process of reviewing and analyzing these and other matters relating to our proposed business in the PRC.  We cannot assure you that we will be able to commence operations in the PRC or, if we commence operations in the PRC, that we will be profitable.
Government Regulations
The funeral business is subject to government regulations in Taiwan.
The Company needs to comply with Regulations on Funeral and Interment Control of Taiwan.  Any business relating to construction of funeral homes, the handling of mortal remains, funeral services, cinerary halls, cemeteries and the conducting of funeral activities general in Taiwan is subject to government regulations.
Taiwan Regulation on Mortuary Service Administration
The primary law dealing with mortuary service in Taiwan is Mortuary Service Administration Act.  Pursuant to this act, the Ministry of the Interior is responsible for the overall mortuary planning, design, and supervision of mortuary services in Taiwan. The municipal government is responsible for these mortuary related matters in a municipality level as well as monitoring the establishment and management of public mortuary facilities.
Before a company can engage in funeral and related services, the company must apply to the local authority for permission. We have received the required government approval to engage in our business activities as they are presently conducted. Mortuary and funeral services providers are subject to periodic inspection by the local authority.
The establishment or expansion of any mortuary facilities requires approval from municipal or county authority and, after receipt of the local approval, a further filing is required to be made with the Ministry of the Interior. Before a company can commence operations at any newly established or expanded, extended or reconstructed mortuary facility, it must make a filing with the local government and its facility is subject to inspection.  In addition, publication of the facility’s name, location, district, and initiator’s company or name are made in government publication.
The mortuary and funeral service providers is required to display relevant licenses, items of commodities or services, and prices or standards of fees conspicuously and to make fee tables ready for reference.
Our subsidiary, Jishanye Taiwan, operates the funeral services business and it has all of the required licenses.  It operates in accordance with the Taipei City Self-Government Ordinance of Funeral and Burial Management and the Kaohsiung City Self-Government Ordinance of Funeral and Burial Management, where our funeral parlors operate.  Non-compliance with the regulations shall result in orders to re-conform, fines and continuous fines in case of repeated violations.
Taiwan regulations require that funeral parlors be located at least 300 meters from the public facilities like schools, hospitals and drinking water sources and located at least 500 meters from the storage or manufacturing facilities of explosives, gas, fuel and other combustibles.  Non-compliance with the laws can result in orders to re-conform with the procedures and make the relevant applications, fines and continuous fines in case of repeated violations.
Although we have obtained the relevant government approval to operate funeral management business in Taiwan, funeral parlors in Taiwan, including the ones that we operate, are generally unable to fully comply with the strict statutory requirements under the Mortuary Service Administration Act, particularly the restrictions on the location of funeral parlors.  Our funeral parlors do not meet the location requirements, and we do not have a permit for our funeral parlors.  The non-compliance in each case may result in fines up to NTD 1.5 million (approximately $45,450) and we may be subject to continuous fines in case of repeated violations and the suspension of business.  Based on our management’s experience in the funeral management business in Taiwan and the nature of our operations as a litang, we do not believe that our potential exposure to penalties and fines will be material.  However, we cannot assure you that we will not face significant liabilities for our non-compliance.

Taiwan Regulation on Foreign Exchange
Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reaches the threshold of NTD 500,000, which is approximately $15,150, or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of a disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy or Taiwan suffering a serious trade deficit, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary.
Taiwan Regulation on Foreign Investment
The current principal regulation governing foreign investment is the Foreign Investment Regulation (the “Investment Regulation”). Under the Investment Regulation, investment refers to any activities involving (a) holding share capital of a company incorporated in Taiwan; (b) establishing branches, wholly-owned or partnership enterprises in Taiwan; or (c) providing more than one-year term loan to the above-mentioned investee enterprises. The authority in charge of foreign investment is Ministry of Economic Affairs of Republic of China. The industries in Taiwan are categorized into permitted, restricted and prohibited foreign investment areas. Investors may apply for settlement of exchange in accordance with the annual yield of their investment or the allocation of surplus.
With respect to foreign investment in the funeral management services industry, there are no restrictions under Investment Regulation. Since are in the funeral management services industry, we do not believe that we will be affected by these regulations.
Eminent domain
When the investment made by an investor constitutes less than 45% of the total amount of capital of the investee enterprise, and the investee enterprise has been expropriated or acquired by the government for the purpose of national defense, reasonable government compensation shall be paid to the investors. However, if the capital contribution made by the investor constitutes equal to or more than 45% of the total amount of capital of the investee enterprise and continues remaining above 45% for two decades since its establishment, then the government may not exercise its eminent domain power over such investee enterprise.  Since we own all of the equity of Jishanye Taiwan, these provisions do not apply to our subsidiary.
Employees
As of March 31, 2016, we had 17 full-time employees, all of whom are Taiwan-based.  We do not currently have any employees in Hong Kong or the PRC.
ITEM 1A.	RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this annual report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment. You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. If any of the following risks occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to Our Business
We have a history of losses and our losses are continuing.
Since we commenced in the funeral services business, we have incurred losses of $249,000 on revenues of $204,000 for the year ended December 31, 2015 and a loss from continuing operations of $122,000 on revenues of $16,500 for the year ended December 31, 2014. We used $276,000 of cash in continuing operations in 2015. All of our revenues for 2015 were generated during the third and fourth quarters. Unless we can significantly increase our revenues and reduce our overhead, we may not be able to operate profitably. We cannot assure you that we will be able to either increase our revenues significantly, if at all, or reduce our cost. Our failure to do so will impair our ability to continue in business.
If we cannot reduce our cost of revenues, we will not be able to operate profitably.
Our cost of revenue primarily represents labor costs and rental expenses relating to our funeral parlors. Our gross profit for 2015 was approximately $33,000, reflecting a gross margin of 16%. In order for us to operate profitably, we need to significantly increase our revenues in order to spread our fixed cost of revenue over a larger revenue base. If we are not able to generate a significant gross profit, we will not be able to operate profitably. We cannot assure you that we can or will generate a sufficient gross profit to cover our operating expenses.
Our limited operating history may not serve as an adequate basis to judge our future prospects.
Prior to the third quarter of 2015, we did not generate any revenue from our funeral management services business. During the second half of 2015, we increased our staff and entered into leases for two funeral parlors. These increases in expenses have not generated any significant level of revenue, and we cannot assure you that our activities will result in any significant increase in revenue. Because we have only two quarters of operations in the funeral management business, you do not have an adequate basis to judge our ability to operate our business or to judge our future prospects.
We require additional funds for our operations.
Our business requires substantial funding to implement marketing programs, to lease additional funeral parlors, to comply with government regulation, and to expand our business. Our failure to develop and implement these programs could impair our ability to increase our revenues and operate profitably. We cannot be profitable unless we are able to obtain the funding necessary to develop our business. During 2015, we raised approximately $999,000 from the sale of our common stock, primarily to our chief executive officer and an entity controlled by our chief executive officer. We also funded our operations through demand loans from related parties of approximately $308,000. We cannot assure you that we will be able to obtain any debt or equity financing from third parties or that our chief executive officer will continue to fund our losses. Our inability to have sufficient funds to conduct our operations will impair our ability to continue in operations without a significant increase in our revenues, and we cannot assure you that we will be able to significantly increase our revenues.
Any funding we obtain may result in significant dilution to our stockholders.
Because of our losses to date, our continuing losses and our negative cash flow from operations, we do not expect that we will be able to obtain any debt financing for our operations other than from our officers. There is no significant trading market for our stock, and there is no volume at all for significant periods of time. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

We are dependent upon our chief executive officer, who serves us on a part-time basis.
We are dependent upon Mr. Chun-Hao Chang, our chief executive officer and president, for the management of our business.  Although we have an employment agreement with Mr. Chang, the agreement does not guarantee that he will continue to work for us or devote significant time to our business.  Because he has other business interests, one of which also provides funeral management services in Taiwan, Mr. Chang devotes a portion of his time to his other business activities.  His inability to devote his full time to our business may result in interruptions of our business operations as well as the loss of business and the inability to control costs.  The loss of Mr. Chang as well as his inability to devote more time to our business would materially impair our ability to conduct our business.  We cannot assure you that Mr. Chang will continue to provide his services to us or that he will devote significant time to our business activities or that if Mr. Chang ceases performing services for us, that we will be able to replace him.
Our chief executive officer may have a conflict of interest.
Our chief executive officer and our largest stockholder, Mr. Chun-Hao Chang, is the chairman of Taiwan Life, Inc. and Taiwan Life Funeral Enterprises Ltd. and owns 20% and 45% equity interests of these companies, respectively. Taiwan Life sells prepaid funeral management services and outsources funeral management services to Taiwan Life Funeral Enterprises, which provides funeral management services in Taiwan.  As a result, our chief executive officer may be in a position to determine whether a particular opportunity is best served by us or by Taiwan Life Funeral Enterprises.  We cannot assure you that we will be able to benefit from Mr. Chang’s knowledge of the industry as well as his relationship with potential customers, key employees and others with whom we may seek to have a business relationship.  To the extent that we cannot benefit from these potential relationships, our business and prospects may be significantly impaired.
We need to recruit and retain qualified key executives in order to develop our business.
In order to develop our business we need to recruit and retain key marketing, sales, support and administrative personnel in addition to our current executive officers. If we fail to recruit the necessary key personnel, or one or more of our senior management team, ceases to perform services for us, we may not be able to replace them easily, or at all, which could impair our ability to develop our business and generate the necessary revenues to enable us to operate profitably. Competition for senior management and key personnel in Taiwan is intense, and the pool of qualified candidates is very limited.  Further, to the extent that we operate in the PRC, we will need to hire qualified personnel who are familiar with that market and culture.  As a result, we may be unable to retain the services of our senior executives or hire and retain other key personnel. As is customary in the Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.
Our failure to comply with government regulations could impair our ability to continue in business.
The funeral management business is subject to numerous government regulations, including health and safety and environmental regulations as well as regulations that are specially oriented to the funeral management business.  Because our business deals with mortal remains, we are subject to regulation relating to the location of the facilities and the storage and disposal or waste material that is in contact with mortal remains. Non-compliance with the regulations shall result in orders to re-conform, fines and continuous fines in case of repeated violations.  We cannot assure you that we will be able to be in full compliance with all of the applicable regulations, and the failure to be in compliance could materially impair our operations and, in the event of certain violations, could result in the closure of one or more of our funeral parlors.
We are not in compliance with all of the strict statutory requirements of the funeral parlors established in Taiwan
Although we have obtained the relevant government approval to operate funeral management business in Taiwan, funeral parlors in Taiwan, including the ones that we operate, are generally not operated in compliance with the statutory requirements under the Mortuary Service Administration Act. The establishment, expansion or major renovation of each funeral facilities, including funeral parlors, cemeteries, ceremony halls, crematoriums and columbarium, requires a licenses from the local municipal or county authorities prior to commencing operations. Each funeral parlor is are also required to display the relevant licenses in the business premises. Funeral parlors are required to be at least 300 meters from the public facilities like schools, hospitals and drinking water sources and at least 500 meters from the storage or manufacturing facilities of explosives, gas, fuel and other combustibles.  Our funeral parlors do not meet these location requirement, and we have not applied for a permit for our funeral parlors.  The non-compliance of each case may result in fines up to NTD 1.5 million (approximately $45,450) and we may be subject to continuous fines in case of repeated violations and the suspension of business.  We cannot assure you that we will not incur a significant liability as a result of our violation of these regulations.

Our business and prospects could be materially impaired if we are not able to manage our operations successfully.
We presently provide funeral management services in Taiwan. We plan to seek to expand our business in the future through both internal expansion and strategic relationships, although as of the date of this annual report, we are not engaged in any discussions with respect to strategic relationship.  Our present operations are placing substantial demands on our managerial, operational, financial and other resources as we try to increase our revenues and the added requirements associated with our planned expansion would significantly increase the demands placed upon our management.  In order to operate effectively, we must improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee base. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our operations could materially impair our ability both to develop and to benefit from any new business opportunities, which in turn could materially impair the results of our operations.
If we cannot implement effective marketing channels for our services, our operations will be impaired.
Our growth is dependent on increase in revenues through a variety of marketing channels, including our employees and third parties.  Our ability to timely expand our market share depends in part on the factors such as the availability of such channels, our the ability to negotiate acceptable terms with third party service providers, our ability to identify customer demand in different geographic areas, our ability to hire, train and retain competent sales, marketing and administrative personnel, and the availability of sufficient funds for expansion. Many of these factors are beyond our control. Our inability to utilize marketing channels effectively, could materially impair our ability to expand our operations and to operate profitably.
Our failure to compete effectively will impair our ability to operate profitably.
In Asia generally, and in Taiwan, in particular, the funeral management service, funeral parlor and cemetery related industry is characterized by a large number of locally-owned, independent operations as well as a small number of international companies that operate throughout Asia. To compete successfully, we must maintain a good reputation and offer services at competitive prices. If we are unable to successfully compete, our financial condition, results of operations, and cash flows could be materially adversely affected.
Unfavorable publicity could affect our reputation and business.
Since our operations relate to life events involving emotional stress for our client families, our business is dependent on consumer trust and confidence. Unfavorable publicity about our business generally or in relation to any specific location could affect our reputation and consumers’ trust and confidence in our services, thereby having an adverse impact upon our sales and financial results.
We do not have business liability or business interruption insurance.
We do not have any insurance which would cover any liability we may sustain as a result of the performance of our services or the conduct by our employees and agents or which would cover losses we may sustain in the event that we are not able to operate because of fire, flood or other calamity.  To the extent that we incur a liability which is not covered by insurance, we would have to use our funds to pay our obligations, and, if we do not have and cannot obtain the necessary funding, it may be necessary for us to discontinue our operations.  We cannot assure you that we will not incur any significant uninsured obligation.
Our lack of effective internal controls over financial reporting may affect our ability to accurately report our financial results or prevent fraud which may affect the market for and price of our common stock.

To implement Section 404 of the Sarbanes-Oxley Act of 2002, the SEC adopted rules requiring public companies to include a report of management on the company’s internal control over financial reporting.  We are subject to the requirement that we maintain internal controls and that management perform periodic evaluation of the effectiveness of the internal controls. Our management has identified material weakness in our internal control over financial reporting. Our failure to address any control deficiency could result in inaccuracies in our financial statements and could also impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a timely basis. Moreover, effective internal control over financial reporting is important to prevent fraud. As a result, our business, financial condition, results of operations and prospects, as well as the market for and trading price of our common stock shares, may be materially and adversely affected. Our disclosure controls and our internal controls over financial reporting are not effective. We do not have the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have a limited number of accounting personnel who lack familiarity with internal controls makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to engage qualified personnel to enable us to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise funds in a debt or equity financing.
We do not expect to pay dividends in the foreseeable future.
We have never paid any dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future.
Risks Related to Doing Business in Taiwan
Fluctuation in the value of the NTD may have a material adverse effect on your investment.
The value of the NTD against the US dollar and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. Any significant appreciation or depreciation of the NTD against the United States dollar may affect our cash flows, revenues, earnings and financial position.
If we become directly subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies, we may have to expend significant resources to investigate and resolve the matter which could harm our business operations, stock price and reputation.

U.S. public companies that have substantially all of their operations in China, have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Although our business is conducted in Taiwan and not in the PRC, it is possible that the same type of scrutiny, criticism and negative publicity that has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud may affect us, as well. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed PRC-based companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us, our business and our stock price. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

U.S. investors may experience difficulties in attempting to effect service of process and to enforce judgments based upon U.S. federal securities laws against us and our non-U.S. resident directors and senior officers.
All of our directors and executive officers are non-residents of the United States. Consequently, it may be difficult for investors to effect service of process on any of them in the United States and to enforce judgments obtained in United States courts against them based on the civil liability provisions of the United States securities laws. Since all our assets are located in Taiwan it may be difficult or impossible for U.S. investors to collect a judgment against us. Further, if a U.S. investor obtains a judgment against us in the United States, the investor may have difficulty collecting on the judgment in the United States.

Risks Concerning or Potential Operations in the PRC
If we expand our business to the PRC or Hong Kong, we will be subject to regulations and possible restrictions which may affect our ability to operate.
We presently operate only in Taiwan.  We plan to expand our operations to the PRC.  To the extent that we seek to offer funeral related services in the PRC, we will be subject to regulations and restrictions on our operations, and prior to commencing such operations, we will have to develop an understanding of all applicable regulations relating to our business as well as our ability to transfer funds from the PRC to Taiwan and engage key personnel who are familiar with these markets as well as the applicable regulations and permit requirements.  We cannot assure you that we will be able to operate in the PRC or that any operations which we conduct will be successful.  Further, to the extent that we engage in these activities, our management may be devoting less time to our Taiwan operations which could affect our ability to generate sufficient business in Taiwan to enable us to operate profitably.
If most of our business is derived from the PRC, we may become subject to the scrutiny, criticism and negative publicity involving U.S.-listed Chinese companies.

U.S. public companies that have substantially all of their operations in China have been the subject of intense scrutiny, criticism and negative publicity by investors, financial commentators and regulatory agencies, such as the SEC. Much of the scrutiny, criticism and negative publicity has centered on financial and accounting irregularities and mistakes, a lack of effective internal controls over financial accounting, inadequate corporate governance policies or a lack of adherence thereto and, in many cases, allegations of fraud. As a result of the scrutiny, criticism and negative publicity, the publicly traded stock of many U.S. listed Chinese companies has sharply decreased in value and, in some cases, has become virtually worthless. Many of these companies are now subject to stockholder lawsuits and SEC enforcement actions and are conducting internal and external investigations into the allegations. It is not clear what effect this sector-wide scrutiny, criticism and negative publicity will have on us if we are perceived as a PRC based company, and our stock price may suffer. If we become the subject of any unfavorable allegations, whether such allegations are proven to be true or untrue, we will have to expend significant resources to investigate such allegations and/or defend our company. This situation will be costly and time consuming and distract our management from developing our growth. If such allegations are not proven to be groundless, we and our business operations will be severely affected and you could sustain a significant decline in the value of our stock.

To the extent that we have to enter into business agreements or arrangements with PRC companies to conduct business in the PRC, we may not be able to adequately control our business.

If we offer funeral management services in the PRC, it may be necessary for us to enter into agreements or business relationships with PRC companies who are familiar with the funeral management services business in the PRC.  To the extent that we have to rely on other companies, we may not be able to control our operations.  Further, the companies with which we conduct business may have business objectives that are different from ours, they may be less concerned with regulatory compliance than we would be and they may have conflicts of interests which could impair our business and ability to operate profitably.  We cannot assure you that we will be successful in entering into business relationships that will enable us to develop our business profitably.  If we enter into business arrangements that do not work in our best interest, we may not be able to operate profitably, if at all, in the PRC.

Adverse changes in political and economic policies of the PRC government could have a material adverse effect on the overall economic growth of the PRC, which could reduce the demand for our products and services.

To the extent that our business operations are conducted in the PRC, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC’s economy differs from the economies of most developed countries in many respects, including:

●	the amount of government involvement;
●	the level of development;
●	the growth rate;
●	the control of foreign exchange; and
●	the allocation of resources.

While the PRC economy has grown significantly in the past 20 years, the growth has been uneven, both geographically and among various sectors of the economy, and the worldwide economic downturn has affected the PRC. The PRC government has implemented various measures to encourage economic growth and guide the allocation of resources, but these measures can change frequently and our industry may not be an industry to which resources are allocated.

The economy of the PRC has been transitioning from a planned economy to a more market-oriented economy. Although in recent years the government of the PRC has implemented measures emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of sound corporate governance in business enterprises, a substantial portion of the productive assets in China is still owned, directly or indirectly, by the PRC government. The continued control of these assets and other aspects of the national economy by the government of the PRC could materially and adversely affect our business. The government of the PRC also exercises significant control over PRC economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Efforts by the PRC government to slow the pace of growth of the economy could result in decreased demand for our products and increase price competition from competitors.  Furthermore, in response to the worldwide economic downturn, the PRC government may seek to increase its control over businesses which could affect our business.

Uncertainties with respect to the PRC legal system could have a material adverse effect on us.

PRC’s legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value. Since 1979, Chinese legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, since these laws and regulations are relatively new and the PRC legal system continues to rapidly evolve, the interpretations of many laws, regulations and rules are not always uniform and enforcement of these laws, regulations and rules involve uncertainties, which may limit legal protections available to us. In addition, any litigation in the PRC may be protracted and result in substantial costs and diversion of resources and management attention.

We may rely on dividends and working capital advances paid by our subsidiaries our cash needs

To the extent that we conduct operations in the PRC, we will rely on dividends and working capital advances from our subsidiaries for our cash needs, including the funds necessary to pay any dividends which we may declare and other cash distributions to our stockholders, to service any debt we may incur and to pay our operating expenses. The payment of dividends and working capital advances by entities organized in the PRC is subject to limitations. Regulations in the PRC currently permit payment of dividends only out of accumulated profits as determined in accordance with accounting standards and regulations in the PRC. Each subsidiary is also required to set aside at least 10% of its after-tax profit based on the PRC’s accounting standards each year to its general reserves until the accumulated amount of such reserves reach 50% of its registered capital. These reserves are not distributable as cash dividends. Our subsidiaries are also required to allocate a portion of their after-tax profits to their staff welfare and bonus funds, which may not be distributed to equity owners except in the event of liquidation. In addition, if our subsidiaries incur debt, the instruments governing the debt may restrict their ability to pay dividends or make other distributions to us.

The PRC’s Unified Corporate Income Tax Law also imposes a withholding income tax of 10% on dividends distributed by a foreign invested enterprise to its immediate holding company outside of the PRC, if such immediate holding company is considered as a non-resident enterprise without any establishment or place within the PRC or if the received dividends have no connection with the establishment or place of such immediate holding company within the PRC, unless such immediate holding  company’s jurisdiction of incorporation has a tax treaty with the PRC that provides for a different withholding arrangement.

Fluctuation in the value of the Renminbi may have a material adverse effect on your investment.

The change in value of the Renminbi against both the U.S. dollar and the NTD is affected by, among other things, changes in the PRC’s political and economic conditions. Under the new policy, the Renminbi is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted both in appreciation and decline of Renminbi against U.S. dollar. While the international reaction to the Renminbi revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy. As a portion of our costs and expenses which we would incur if we engage in business in the PRC would be denominated in Renminbi, potential future revaluation could affect our costs. Any significant revaluation which increase the value of the Renminbi against the U.S. dollar may have a material adverse effect on our revenues and financial condition, and the value of, and any of our dividends payable on our ordinary shares in foreign currency terms.

Restrictions on currency exchange may limit our ability to receive and use our revenues effectively.
Under the PRC’s existing foreign exchange regulations, our PRC subsidiaries would be able to pay dividends in foreign currencies, including the NTD, without prior regulatory approval by complying with certain procedural requirements. However, we cannot assure you that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions.  Foreign exchange transactions by our Chinese subsidiaries under the capital account may be subject to significant foreign exchange controls and require the approval of China’s governmental authorities, including the PRC State Administration of Foreign Exchange, or SAFE. In particular, if a subsidiary borrows foreign currency loans from us or other foreign lenders, these loans must be registered with the SAFE, and if we finance the subsidiary by means of additional capital contributions, these capital contributions must be approved by certain government authorities including the Ministry of Commerce or its local counterparts. These limitations could affect the ability of our subsidiaries to obtain foreign exchange through debt or equity financing.
Risks Concerning our Common Stock
There is a limited market for our common stock, which may make it difficult for you to sell your stock.
Our common stock trades on the OTC Pink marketplace under the symbol JSHY. The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. As of March 24, 2016, the most recent sale of our common stock as reported on the OTC Markets website was a sale of 200 shares on October 5, 2015, at a price of $5.97 per share, and the previous reported sale transaction was for 100 shares on September 25, 2015at $1.99 per share.  On April 7, 2016, the closing bid price was $0.006 and the closing ask price was $2.00.  Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.
Because our chief executive officer controls 69.3% of our common stock, he can take action effect corporate actions and may prevent a change in control that would otherwise be beneficial to our stockholders.
As of the date of this annual report, Mr. Chun-Hao Chang, our chief executive officer, and two corporations controlled by Mr. Chang owned 69.3% of our outstanding common stock.  As a result, he has the power, without the vote of any other stockholders, to elect all of our directors and to take any corporate action requiring stockholder approval, including a merger or sale by us of our business and assets. This control could delay, defer or prevent others from initiating a potential merger, takeover or other change in our control, even if these actions would benefit our stockholders and us. This control could adversely affect the voting and other rights of our other stockholders and could depress the market for and the market price of our common stock.

Because our common stock may be a penny stock, you may have difficulty selling our common stock in the secondary trading market.
If our common stock is deemed to be a penny stock, it would be subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.
Our stock price may be volatile and your investment in our common stock could suffer a decline in value.
As of the date of this annual report, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock in the future. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:
●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the market’s perception as to our ability to generate positive cash flow or earnings;

●	changes in our or securities analysts’ estimate of our financial performance;
●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	the anticipated or actual results of our operations;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our the value of companies whose business is conducted in Taiwan;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal executive office is located at 7F, No.247, Minsheng 1st Rd., Xinxing Dist., Kaohsiung City 800, Taiwan, Republic of China. We lease approximately 1,778 square feet pursuant to a lease with Taiwan Life, a company that is owned by our chief executive officer.
We operate two funeral parlors and three office premises through Jishanye Taiwan. The following chart summarizes the information of the premises leased by us:
Location	Function	Annual Rental	Size	Lease Expiration Date
7F., No.247, Minsheng 1st Rd., Xinxing District, Kaohsiung City 800, Taiwan, Republic of China	Headquarter	$3,636	1,778 square feet	June 30, 2020
No. 460, Xinhai Road, Banqiao District, New Taipei City, Taiwan, Republic of China	Funeral parlor	$56,358	1,244 square feet	May 1, 2020
No. 18/330 Benguan Road, Niaosong District, Kaohsiung City, Taiwan, Republic of China	Funeral parlor	$14,544	1,066 square feet	July 31, 2016(1)
No. 2/163, Dafeng First Road, Sanmin District, Kaohsiung City, Taiwan, Republic of China	Office	$5,454	853 square feet	July 31, 2020
No. 3/163 Dafeng First Road, Sanmin District, Kaohsiung City, Taiwan, Republic of China	Office	$5,454	853 square feet	July 31, 2020

(1) The Company will seek to negotiate a renewal of this lease

ITEM 3.	LEGAL PROCEEDINGS

None

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Information
Our common stock trades on the OTC Pink market under the symbol JSHY. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during 2014 (commencing October 14, 2014, the first day on which trading is reported on the OTC Markets website) and 2015, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.
	2014				2015
	High		Low		High	Low
First quarter	$	NA	$	NA	$6.64	$6.20
Second quarter		NA		NA	6.20	6.20
Third quarter		NA		NA	6.20	0.60
Fourth quarter		6.64		3.00	5.97	1.99
During the period from January 4, 2016 through April 7, 2016, the high and low closing prices per share for our common stock as reported on the OTC Markets website were $5.97 and $5.97.  Based on the information on the OTC Markets website, there were no reported trades during that period, and on April 7, 2016, the closing bid price was $0.006 and the closing ask price was $2.00.  Further, as of April 7, 2016, the most recent reported trade of our common stock reported by OTC Markets was 200 shares on October 5, 2015, at $5.97 per share, and the previous reported transactions was for 100 shares on September 25, 2015 at $1.99 per share.
Stockholders of Record
As of March 31, 2016, we had approximately 50 holders of record of our common stock.
Transfer Agent
V Stock Transfer, LLC, 18 Lafayette Place, Woodmere, New York 11598 is the transfer agent for our common stock.
Dividends
We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.
Securities Authorized for Issuance under Equity Compensation Agreements
We have no equity compensation plans.
Recent sales of unregistered securities
We did not sell any unregistered securities during 2015 which we did not previously report in our SEC filings.
Repurchase of Equity Securities
We did not repurchase any of our equity securities during the quarter ended December 31, 2015.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.
Overview
We offer funeral management services to families in Taiwan. Prior to the third quarter of 2015, we did not generate any revenue from our funeral management services.  During the second half of 2015, we increased our personnel, rented premises for two funeral parlors, and we began to generate revenue from funeral management services in the third quarter of 2015.
Funeral management services business in Taiwan include a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices.  In Taiwan, funeral parlors offer different services.  One type of funeral parlor, known as a binyiguan, is a funeral parlor in the traditional sense and these funeral parlors hold the body of the deceased and prepare the body for burial or cremation.  The other type, known as a litang, is similar to a small scale auditorium.  Our funeral parlors are of the litang variety. A funeral parlor may have several litangs.  In our funeral parlor in Kaohsiung, we have two private litangs, and in our funeral parlor in Taipei, we have four private litangs and one larger public use litang which can be used by up to 22 families.  Although the body may be brought to the litang for a short period of time, usually for no more than 1 to 2 hours on any day, the litang provides a place for friends and relatives to visit the family of the deceased, without the presence of the body.  Since our funeral parlor in Taipei is on the second floor of a building, the body is rarely brought to the litang.  We do not maintain the body during the mourning period or prepare the body for burial or cremation at our funeral parlors.  Our funeral management services including providing the necessary setting and personnel to meet the grieving family’s religious and cultural preferences. We sold enzymes products to public consumers in Taiwan through June 2014.
Although we are optimistic about our ability to generate revenues from this business, we can give no assurance that we can or will generate any significant revenue from this business or operate profitably or that we will be able to offer services in the PRC or generate a profit from any services which we may offer in the PRC.  Our chief executive officer has experience in the funeral services business in Taiwan and owns a company which is engaged in the funeral management services business.
In order for us to operate profitably, we need to generate significant revenue to cover both our cost of revenues and our operating expenses.  For the year ended December 31, 2015, our gross profit was $32,750 on revenue of $203,802, reflecting a gross margin of 16.1%.
We plan to expand our business by taking the initial steps toward offering funeral management services in the PRC; however, we do not have a timetable for commencing operations in the PRC and we cannot assure you that we will be able operate in the PRC or that any operations we commence in the PRC will be successful.
During the second half of 2014, we provided consulting services to a small Taiwan funeral parlor operator that was establishing its business.  The revenues for 2014 represented the consulting fees from these services.  These services represented an isolated transaction, and are not part of our normal funeral management services.

Prior to June 2014, our principal business was the sale of enzyme products to the public in Taiwan.  On October 2, 2015, we determined to completely cease our enzyme products operations and treat it as a discontinued operation.
Results of Operations
Years ended December 31, 2015 and 2014
Revenues. For the years ended December 31, 2015 and 2014, we had revenues of $203,802 and $16,500, respectively.  We did not generate any revenues from our funeral services business until the third quarter of 2015.  During the third and fourth quarters of 2015, we generated service revenue from the provision of funeral services, and rental income from mounting halls and memorial tablets at our funeral parlors.  During the second half of 2014 we provided consulting services to a small Taiwan funeral parlor operator that was establishing its business.  The revenues for 2014 represented the consulting fees from these services.  We did not recognize any associated cost of revenues.  These services were an isolated transaction and are not part of our normal funeral management services.
Cost of revenues. For the year ended December 31, 2015, our cost of revenues was $171,052.   Cost of revenues primarily reflect direct staff costs, rental expenses for our funeral parlors and materials directly incurred for our services.  We had no cost of revenues associated with the consulting services performed during 2014.
Selling expenses. We had selling expenses of $32,584 for the year ended December 31, 2015.  We did not have selling expenses during 2014, when we were not actively engaged in selling activities with respect to our funeral management services.  Our selling expenses during 2015 primarily related to the hiring of salespersons and commissions paid to third party sales agents, salespersons and related parties.
General and administrative expenses. For the years ended December 31, 2015 and 2014, we had general and administrative expenses of $253,333and $137,185, respectively. The increase of $116,148, or 84.7%, reflected the expansion of our funeral management service during the third and fourth quarters of 2015, including additional expenses for hiring new administrative staff and renting the executive offices and funeral parlors in Taiwan.
Other income (expense):  For the year ended December 31, 2015, we had other income of $4,496, of which $4,478 was mainly related to the commissions we received for referring clients either to other facilities when our facilities were either not available or not in a convenient location for the family or to cemetery plots or urn cemeteries offered by third parties.  For the year ended December 31, 2014, we had other expense of $1,427, reflecting the loss from the sale of property and equipment relating to the enzyme business, offset by interest income of $119.
Loss and comprehensive loss.  As a result of the foregoing, we had losses from continuing operations of $248,671, or $0.01 per share (basic and diluted) for 2015 and $122,122, or $0.01 per share (basic and diluted) for 2014. The results of operations for our former enzymes business is reflected as a loss from discontinued operations.  We did not incur a loss from discontinued operations during 2015 since we did not engage in any activities with respect to the enzymes business during 2015.  For 2014, we had a loss from discontinued operations of $23,724, or $0.00 per share (basic and diluted).  Our net loss for 2015 was $248,671, or $0.01 per share (basic and diluted), and our net loss for 2014 was $145,836, or $0.01 per share (basic and diluted).  As a result of a foreign currency translation gain in 2015, our comprehensive loss for 2015 was $242,255, compared with the comprehensive loss of $145,945 in 2014.
Liquidity and Capital Resources
At December 31, 2015, we had working capital of $488,353, as compared with negative working capital of $258,716 at December 31, 2014.  The increase in working capital resulted primarily from the proceeds of a private placement of $999,020 in June 2015.  The principal investors in the private placement were our chief executive officer and a company controlled by him.
We used $276,453 and $29,728 of cash in our operations for the years ended December 31, 2015 and 2014, respectively.  For 2015, our cash flow used in operating activities principally reflected our net loss of $248,671, the increase in prepaid expenses and other current assets of $19,003 and decrease in accrued expenses and other payables of $16,837, and partially offset by the increase in accounts payable of $9,476.  For 2014, our cash flow used in operating activities principally reflected our net loss of $145,836 and partially offset by the increase in accrued expenses and other payables of $102,532 and decrease in prepaid expenses and other current assets of $5,947.

We did not generate cash flows from investing activities in 2015.  We received $29,584 of cash representing the proceeds from sale of property and equipment relating to the enzyme business upon the closing of our office in Pingtung, Taiwan.
We received cash of $1,306,849 from financing activities for 2015, which represented $999,020 from the private placement of our common stock, for which the principal investors were our chief executive officer and a company owned by him, and $307,829 of loans from our chief executive officer and another company owned by him. We received $9,438 of cash in financing activities for the fiscal years ended December 31, 2014, resulted from loans from a company controlled by our chief executive officer in 2014.
We believe that our available cash provides us with sufficient funds for our short-term operations.  To the extent we seek to expand our business, particularly if we take active steps to commence operations in the PRC, and to the extent that we continue to sustain losses and negative cash flow from our operations, we expect that may require additional funding in the near future.
Critical Accounting Policies
Use of Estimates
Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Specific estimates include the collectability of accounts receivable, the valuation of inventory and deferred income tax.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.
Revenue Recognition
Service revenue is recognized when persuasive evidence of an arrangement exists, service has been provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Rental income relates to the rental of mounting halls and memorial tablets at our funeral parlors which is recognized on a straight-line basis over the terms of the respective rental agreement. In accordance with our standard lease terms, rental payments of memorial tablets are generally payable yearly. Deferred income represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants.  As of December 31, 2015, the deferred income is $4,247.  We had no deferred income at December 31, 2014.
Accounts and Notes Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2015 and 2014, there was no allowance for uncollectible accounts receivable.
Notes receivable are promissory notes issued by the banks to make payment on behalf of trade debtors. The Company does not provide allowance for notes receivable in the absence of bad debt experience and the high credit quality of the banks.

Foreign Currency
Our reporting currency is the U.S. dollar. Our functional currency is the U.S. dollar, and the functional currency of our operating subsidiary is the NTD. For our subsidiary, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2015 and 2014 was $6,416 and $(109), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
All of our revenue transactions are transacted in the functional currency of the operating subsidiary. We do not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of our operations.

Asset and liability accounts at December 31, 2015 and 2014 were translated at NTD30.03 to $1.00 and at NTD31.46 to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2015 and 2014 were NTD31.50 to $1.00 and NTD33.00 to $1.00, respectively. Cash flows from our operations are calculated based upon the local currencies using the average translation rate. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (Loss).

Recent Accounting Pronouncements
We do not expect adoption of the new accounting pronouncements will have a material effect on our financial statements.
Tabular disclosure of contractual obligations.
Our contractual obligations primarily consist of operating lease obligations. The following table sets forth a breakdown of our contractual obligations as of December 31, 2015, and their maturity profile:
	Payment Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating lease obligations [1]
Related parties	$66,357	$14,544	$29,088	$22,725	$-
Unrelated parties	256,281	64,842	114,184	77,255	-
	$322,638	$79,386	$143,272	$99,980	$-

1            Lease obligations for our office premises and funeral parlors.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
Not Applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements begin on Page F-1.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We changed independent accountants from Goldman Kurland and Mohidin LLP (“GKM”) to GBH CPAs, PC (“GBH”) on May 13, 2014 and further changed to Crowe Horwath (HK) CPA Limited (“Crowe”) on October 19, 2015.
GKM audited our consolidated financial statements for the year ended December 31, 2013 and its dismissal was approved by our board of directors on May 13, 2014.  During the years ended December 31, 2013 and 2012 and any subsequent interim period through the date of dismissal, there were no disagreements with GKM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GKM, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. GKM’s report on the Company’s consolidated financial statements for the year ended December 31, 2013 included a going concern qualification.
GBH was engaged by us on May 13, 2014 and audited our consolidated financial statements for the year ended December 31, 2014.  During 2014 and any subsequent interim period through the date of dismissal, there were no disagreements with GBH on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of GBH, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.
ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures at December 31, 2015.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports, such as this report, that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Chun-Hao Chang, our chief executive officer, and Ms. Mei-Chun Lin, our chief financial officer, concluded that as of December 31, 2015, our disclosure controls and procedures were not effective because of the material weaknesses in our internal controls over financial reporting described below.
Management’s Report on Internal Controls over Financial Reporting
Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applies its judgment in evaluating  and implementing possible controls and procedures.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”).   Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013).  Based on this assessment, our management concluded that, as of December 31, 2015, there is a material weakness in our internal control over financial reporting. Specifically, we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements. We also currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements, and we do not have independent directors or an audit committee.

We have taken, and are taking, certain actions to remediate the material weakness related to our lack of U.S. GAAP experience. We plan to hire additional credentialed professional staff and consulting professionals with greater knowledge and experience in U.S. GAAP and related regulatory requirements to oversee our financial reporting process in order to enable us to comply with U.S. GAAP and relevant securities laws. We are in the process of searching for an acceptable candidate to fill the position. In addition, we plan to provide additional training to our accounting personnel on U.S. GAAP, and other regulatory requirements regarding the preparation of financial statements. Until such time as we hire qualified accounting personnel with the requisite U.S. GAAP knowledge and experience and train our current accounting personnel, we have engaged an outside consultant with U.S. GAAP knowledge and experience to supplement our current internal accounting personnel and assist us in the preparation of our financial statements so that our financial statements are prepared in accordance with U.S. GAAP. In addition to above stated remediation plan we also plan to hire an outside Sarbanes-Oxley Act consultant to assist us in improving the design and operations of our internal controls over financial reporting.

Auditor Attestation

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.            OTHER INFORMATION

None.

PART III
ITEM 10.                          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
The following table sets forth, as of December 31, 2015, the names and ages of our directors and executive officers.
Name	Age	Position
Chun-Hao Chang	39	Chief executive officer, president and chairman of the board
Mei-Chun Lin	42	Chief financial officer and director

Directors hold such office until the next annual meeting of stockholders and until his or her successor has been elected and qualified.

Mr. Chun-Hao Chang has been president and a director since October 24, 2013 and chief executive officer since September 15, 2014.  Mr. Chang  is the also chairman of Taiwan Life, and Taiwan Life Funeral Enterprises Ltd., companies in which he has a significant equity interest.  Taiwan Life Funeral Enterprises also provides funeral management services in Taiwan. Mr. Chang has been the chief executive officer of Taiwan Life since 2010.  Although Mr. Chang devotes a portion of his time to his other business activities, his principal business activity is as our chief executive officer.  Mr. Chang was the supervisor of Kaohsiung City Youth Career Development Association and The Port Junior Chamber from 2012 to 2013. Mr. Chang was selected as a director because of his business operations experience.

Ms. Mei-Chun Lin has been chief financial officer since September 15, 2014. Mei-Chun Lin graduated from National Sun Yat-sen University and majored in Accounting. At present she is studying for an executive master’s degree at Business Management Institute of I-Shou University. Ms. Lin worked with Lv Huiqing Accounting Firm as an account examiner from August 1998 to August 2000, Gao Du Motor Corporation Ltd. as chief accountant from September 2000 to July 2010 and as audit supervisor from July 2010 to September 2012, and Xing Da Company Limited as accounting supervisor from November 2012 to September 2013. Ms. Lin has 17 years of accounting experience.
There are no family relationship among the directors and executive officers.
Our board of directors has no committees.
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
Section 16(a) Beneficial Ownership Reporting Compliance
The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the fiscal year ended December 31, 2015: Mr. Chang (Form 3 and Form 4), Ms. Lin (Form 3).

ITEM 11.	EXECUTIVE COMPENSATION

The following tables set forth below a summary of the dollar values of the compensation provided in 2015 and 2014 to each person who served as our principal executive or financial officer during 2015.  No officer received compensation of $100,000 or more during 2015.

SUMMARY COMPENSATION TABLE
Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chun-Hao Chung, president and chief executive officer	2015 2014	$ -- --	-- --	-- --	-- --	-- --	-- --	711 --	$711 --
Mei-Chun Lin, chief financial officer	2015 2014	7,147 --	-- --	-- --	-- --	-- --	-- --	-- --	7,147 --
Hsin-Lung Lin, former chief executive and financial officer	2015 2014	6,615 13,907	-- --	-- --	-- --	-- --	-- --	-- --	6,615 13,907

 (1) Ms. Mei-Chun Lin has served as chief financial officer since September 15, 2014.
 (2) Mr. Hsin-Lung Lin resigned as chief executive officer on September 15, 2014 and he resigned as a director on August 4, 2015.
Employment Agreements
On April 11, 2016, we entered into employment agreements with Mr. Chun-Hao Chang, our chief executive officer, and Ms. Mei-Chun Lin, our chief financial officer, pursuant to which we pay Mr. Chang an annual salary of NTD1,200,000, or approximately $36,400, and we pay Ms. Lin an annual salary of NTD600,000, or approximately $18,200.  The agreements have a term commencing April 11, 2016 through April 30, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on written notice given not later than 90 days prior to the expiration of the initial term or any one-year extension.
Pursuant to an employment agreement between Jishanye Taiwan and our former chief executive officer, Mr. Hsin-Lung Lin dated September 1, 2012, Mr. Lin earned a salary of NTD32,000 (approximately $1,100) per month, which was subsequently increased to NTD35,000 (approximately $1,133),  to serve as chief executive officer our Taiwan subsidiary, Jishanye Taiwan. This agreement provides that either party may terminate the agreement with at least 30 days prior notice. Mr. Lin resigned as chief executive officer in September 2014 but was still being compensated under his agreement until the agreement was terminated in July 2015. Mr. Lin resigned as a director on August 4, 2015.
Director Compensation
Our directors, both of whom are officer, do not receive compensation for service on the board, other than the compensation that they receive for service as employees of Jishanye Taiwan.

ITEM 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
 The following table provides information as to shares of common stock beneficially owned as of March 31, 2016, by:
•	Each director;
•	Each officer named in the summary compensation table;
•	Each person owning of record or known by us, based on information provided to us by the persons named below, to own beneficially at least 5% of our common stock; and
•	All officers and directors as a group.

Name	Shares of Common Stock Beneficially Owned	Percent
Chun-Hao Chang (1)	41,760,000	69.3%
Mei-Chun Lin	-	0.0%
Jishanye Inc. (BVI) (1)	7,792,000	12.9%
Yambear Holding Limited (2)	4,260,000	7.1%
Jo-Lin Chang (3)	3,840,000	6.4%
All officers and directors as a group (one person owning stock) (1)	41,760,000	69.3%

Except as otherwise indicated each person has the sole power to vote and dispose of all shares of common stock listed opposite his name. Each person is deemed to own beneficially shares of common stock which are issuable upon exercise of warrants or options or upon conversion of convertible securities if they are exercisable or convertible within 60 days of March 31, 2016. As of March 31, 2016, we had 60,300,001 shares of common stock outstanding.

(1)	The 41,760,000 shares of common stock beneficially owned by Mr. Chang, represents 31,968,000 owned by Mr. Chang, 7,792,000 shares owned by Jishanye BVI and 2,000,000 shares owned by Shenzhen Guanxu Investment Consultion Co., Ltd., both of which are owned by Mr. Chang., and Mr. Chang has the sole voting and disposition power with respect to the shares owned by Jishanye BVI and Shenzhen Guanzu Investment Consultion. The address for Mr. Chang and Jishanye is c/o Jishanye, Inc., 7F, No. 247, Minsheng 1st Road, Xinxing District, Kaohsiung City 800, Taiwan, Republic of China.
(2)	The Company believes that Yen-Ling Wang holds the voting and dispositive power of Yambear Holding Limited. The address of record for Yambear Holding is 17/F, Flat C, Siu Nin Building 32 Tsat Tze Mui Road, North Point, Hong Kong.
(3)	The address of record for Jo-Lin Chang is 15/F, No. 269-9 Sec 2, Guangfu Road, Fengshan District, Kaohsiung, 830, Republic of China.
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
During 2015, we leased three office premises from related parties.  We leased offices from Mr. Chun-Hao Chang, our chief executive officer, at a monthly rental of NTD 15,000 (approximately $455), from Taiwan Life at a monthly rental of NTD 10,000 (approximately $303), and from a director of our subsidiary for a monthly rental NTD 15,000 (approximately $455).  Mr. Chang is chairman of, and owns a 20% equity interest in, Taiwan Life.  During 2015, we recorded the rental expenses to affiliates of $6,603.
We entered into a five-year lease for a funeral parlor with an unrelated party.  Taiwan Life issued a promissory note to guarantee the payment of NTD 500,000 (approximately $15,150) as security to the lessor in the event we terminate the lease prior to expiration.

During 2015, Mr. Chun-Hao Chang, extended loans in the amount of approximately $145,440, to us. In addition, in 2014 and 2015, Taiwan Life and Taiwan Life Funeral Enterprises extended the loans to us in the amount of approximately $151,459 and $9,090, respectively, to the Company. The loans have no maturity date and do not bear interest.

Mr. Chang has a 20% equity interest in Taiwan Life and a 45% equity interest Taiwan Life Funeral Enterprises, and he is chairman of both companies.

On June 9, 2015, Mr. Chun-Hao Chang and Jishanye BVI, which is owned by Mr. Chang, purchased a total of 40,560,000 shares of common stock for a purchase price of $0.0209 per share, of which Mr. Chang purchased 30,768,000 shares for $643,051 and Jishanye BVI purchased 9,792,000 shares for $204,653.  The stock purchases were made as part of a private placement of a total of 47,800,000 shares for $999,020.
During 2015, we paid commissions of $711 and $403 to Mr. Chun-Hao Chang and a director of Jishanye Taiwan, respectively. We did not pay commissions in 2014.
Director Independence
There are no members of our board of directors who are independent.
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees
Aggregate fees and expenses for professional services rendered for us by GBH CPAs, PC (“GBH”) and Crowe Horwath (HK) CPA Limited (“Crowe”) for the years ended December 31, 2015 and 2014 are set forth below. On May 13, 2014, we changed our independent auditors to GBH. On October 19, 2015, we further changed our independent auditors to Crowe. The aggregate fees and expenses included in the Audit category are fees and expenses billed for the fiscal years for the audit of our annual financial statements and review of our interim financial statements and statutory and regulatory filings. The aggregate fees and expenses included in each of the other categories are fees and expenses billed in the fiscal years.
	2015	2014
Audit Fees – Crowe	$12,000	$-
Audit Fees – GBH	19,530	19,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$31,530	$19,500

Audit Fees for the fiscal years ended December 31, 2015 and 2014 were for professional services rendered for the audit of our annual financial statements and quarterly review of the financial statements included in our quarterly reports on Form 10-Q.

The board of directors has determined that the provision of these services is compatible with the maintenance of the independence of Crowe and GBH.
Pre-approval Policies and Procedures
It is the policy of the Company that all services other than audit, review or attest services must be pre-approved by the board of directors.  No such services have been performed by Crowe and GBH.

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements listed in the Index to Consolidated Financial Statements on Page F-1.

(b) Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation
3.2	Bylaws
10.1	Translation of lease agreement between the Company and Taiwan Life Inc., dated November 1, 2014 (1)
10.2	Employment agreement dated April 11, 2016 between the Company and Chun-Hao Chang
10.3	Employment agreement dated April 11, 2016 between the Company and Mei-Chun Lin.
24.1	Power of Attorney (included on the signatures page).
21.1	Subsidiaries of the registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Calculation Linkbase.
101.DEF	XBRL Taxonomy Definition Linkbase.
101.LAB	XBRL Taxonomy Label Linkbase.
101.PRE	XBRL Taxonomy Presentation Linkbase

(1)            Filed as an exhibit to the Company’s Form 10-K Annual Report for the year ended December 31, 2014, which was filed with the Commission on April 16, 2015, and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

JISHANYE, INC.

Date: April 14, 2016	By:	/s/ Chun-Hao Chang
	Name:	Chun-Hao Chang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2016	By:	/s/ Mei-Chun Lin
	Name:	Mei-Chun Lin
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Chun-Hao Chang his attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission or any other regulatory authority, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Chun-Hao Chang	Date: April 14, 2016
Chun-Hao Chang
Chief Executive Officer, President, and
Chairman (Principal Executive Officer)

/s/ Mei-Chun Lin	Date: April 14, 2016
Mei-Chun Lin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Jishanye, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jishanye, Inc.

We have audited the accompanying consolidated balance sheet of Jishanye, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and subsidiaries as of December 31, 2015 and the consolidated results of their operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Horwath (HK) CPA Limited

Crowe Horwath (HK) CPA Limited
Hong Kong, China
April 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Jishanye, Inc.
 Kaohsiung City, Taiwan

We have audited the accompanying consolidated balance sheet of Jishanye, Inc. as of December 31, 2014 and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit and cash flows for the year then ended. Jishanye, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

/s/ GBH CPAs, PC
GBH CPAs, PC
Houston, Texas
 April 15, 2015

Jishanye, Inc.
Consolidated Balance Sheets
As of December 31, 2015 and 2014

	2015	2014
Assets
Current assets:
Cash and cash equivalents	$1,041,119	$12,387
Accounts and notes receivable	1,466	-
Inventories	4,985	-
Prepaid expenses and other current assets	10,232	1,664
Assets of discontinued operations	-	870
Total current assets	1,057,802	14,921

Rental deposits	9,696	-
Total assets	$1,067,498	$14,921

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$9,141	$-
Accrued expenses and other payables	100,572	108,237
Short-term debt - related parties	455,489	158,938
Deferred income	4,247	-
Liabilities of discontinued operations	-	6,462
Total current liabilities	569,449	273,637

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized, 60,300,001 and 12,500,001 shares issued and outstanding as of December 31, 2015 and 2014, respectively	6,030	1,250
Additional paid-in capital	1,092,990	98,750
Accumulated other comprehensive income (loss)	6,391	(25)
Accumulated deficit	(607,362)	(358,691)
Total stockholders’ equity (deficit)	498,049	(258,716)

Total liabilities and stockholders’ equity (deficit)	$1,067,498	$14,921

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Consolidated Statements of Operations and Comprehensive (Loss)
For the Years Ended December 31, 2015 and 2014

	2015	2014

Revenues	$203,802	$16,500

Cost of revenues	171,052	-

Gross profit	32,750	16,500

Operating expenses:
Selling	32,584	-
General and administrative	253,333	137,185
Total operating expense	285,917	137,185
Loss from operations	(253,167)	(120,685)

Other income (expense):
Interest income	18	119
Other income	4,478	-
Loss from sale of property and equipment	-	(1,546)
Total other income (expense)	4,496	(1,427)

Loss before tax and discontinued operation	(248,671)	(122,112)
Income taxes	-	-
Loss from continuing operations	(248,671)	(122,112)
Loss from discontinued operations	-	(23,724)
Net loss	(248,671)	(145,836)

Other comprehensive income (loss)
Foreign currency translation gain (loss)	6,416	(109)
Total comprehensive loss	$(242,255)	$(145,945)

Weighted average number of shares outstanding:
Basic and diluted	39,346,576	12,500,001

Loss per share: Basic and diluted
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2015 and 2014

				Accumulated		Total
			Additional	Other		Stockholders’
	Common Stock		Paid	Comprehensive	Accumulated	Equity
	Shares	Amount	in Capital	Income (Loss)	Deficit	(Deficit)

Balance, January 1, 2014	12,500,001	$1,250	$98,750	$84	$(212,855)	$(112,771)

Foreign currency translation loss	-	-	-	(109)	-	(109)

Net loss	-	-	-	-	(145,836)	(145,836)

Balance, December 31, 2014	12,500,001	$1,250	$98,750	$(25)	$(358,691)	$(258,716)

Issuance of common stock	47,800,000	4,780	994,240	-	-	999,020

Foreign currency translation gain	-	-	-	6,416	-	6,416

Net loss	-	-	-	-	(248,671)	(248,671)

Balance, December 31, 2015	60,300,001	$6,030	$1,092,990	$6,391	$(607,362)	$498,049

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Consolidated Statements of Cash Flows
 For the Years Ended December 31, 2015 and 2014

	2015	2014
Cash flows from operating activities
Net loss	$(248,671)	$(145,836)
Loss from discontinued operations	-	23,724
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	-	491
Loss from sale of property and equipment	-	1,546
Changes in operating assets and liabilities
Accounts and notes receivable	(1,519)	-
Inventories	(4,301)	-
Prepaid expenses and other current assets	(19,003)	5,947
Accounts payable	9,476	-
Accrued expense and other payables	(16,837)	102,532
Deferred income	4,402	-
Net cash used in continuing operations	(276,453)	(11,596)
Net cash used in discontinued operations	-	(18,132)
Net cash used in operating activities	(276,453)	(29,728)

Cash flows from investing activities
Proceeds from sale of property and equipment	-	29,584
Net cash provided by investing activities	-	29,584

Cash flows from financing activities
Proceeds from issuance of common stock	999,020	-
Proceeds from short-term debt - related parties	307,829	9,438
Net cash provided by financing activities	1,306,849	9,438
Effect of foreign exchange translation on cash and cash equivalents	(1,664)	(1,091)

Net increase in cash	1,028,732	8,203

Cash and cash equivalents, beginning of year	12,387	4,184

Cash and cash equivalents, end of year	$1,041,119	$12,387

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note 1 – Organization and Basis of Presentation
Jishanye, Inc. (“Jishanye” or the “Company”) is a Delaware corporation incorporated on April 12, 2012 under the name of Yambear Bio-tech, Inc.  The Company changed its corporate name to Jishanye, Inc. on October 25, 2013.  The Company established a wholly-owned subsidiary, Jishanye (Taiwan), Inc. (“Jishanye Taiwan”), a Taiwan limited liability company on August 17, 2012.  On September 30, 2015, the Company formed a wholly-owned subsidiary, Hongkong Jishanye Limited (“Jishanye HK”), in Hong Kong. Jishanye HK is a limited liability company which the Company formed to hold the equity investment in its proposed business activities in the People’s Republic of China.  Jishanye HK has not commenced operations.
The Company, through its subsidiary, provides providing funeral management services to families. During the second half of 2015, the Company expanded the funeral management business by increasing its personnel, renting premises for funeral parlors and expanding our range of services.  The Company began to generate revenue from funeral management services in the third quarter of 2015.  Funeral management services business in Taiwan include a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices.  In Taiwan, funeral parlors offer different services.  One type of funeral parlor, known as a binyiguan, is a funeral parlor in the traditional sense and these funeral parlors hold the body of the deceased and prepare the body for burial or cremation.  The other type is a litang, which similar to a small scale auditorium.  Although the body may be brought to the litang for a short period of time, usually for no more than 1 to 2 hours on any particular day, the litang provides a place for friends and relatives to visit the family of the deceased, without the presence of the body. The Company’s funeral parlors are of the litang variety, and the Company does not maintain the body during the mourning period or prepare the body for burial or cremation at its funeral parlors.  The Company’s funeral management services include providing the necessary setting and personnel to meet the grieving family’s religious and cultural preferences.
Prior to June 2014, the Company’s principal business was the sale of enzyme products to the public in Taiwan.  In October 2015, the Company discontinued the enzyme product business, and the results of such business are reflected as a discontinued operation in our consolidated financial statements.
Note 2 – Summary of Significant Accounting Policies
Basis of Presentation
The accompanying consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company’s functional currency is the United States Dollars (“$” or “United States dollar”) and the functional currency of the Company’s operating subsidiary is the New Taiwanese Dollar (“NTD”).  The accompanying consolidated financial statements are presented in United States dollars.
Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of Jishanye and its wholly-owned subsidiary, Jishanye Taiwan. All significant intercompany transactions and balances were eliminated in consolidation.
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

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Foreign Currency Translation
The Company’s reporting currency is the U.S. dollar. Its functional currency is the U.S. dollar, and the functional currency of its operating subsidiary is the NTD. For its subsidiary, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the years ended December 31, 2015 and 2014 was $6,416 and $(109), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
All of our revenue transactions are transacted in the functional currency of the operating subsidiary. We do not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of our operations.
Asset and liability accounts at December 31, 2015 and 2014 were translated at NTD30.03 to $1.00 and at NTD31.46 to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the years ended December 31, 2015 and 2014 were NTD31.50 to $1.00 and NTD33.00 to $1.00, respectively. Cash flows from our operations are calculated based upon the local currencies using the average translation rate. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (Loss).
Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and on deposit with banks.
Accounts and Notes Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of December 31, 2015 and 2014, there was no allowance for uncollectible accounts receivable.
Notes receivable are promissory notes issued by the banks to make payment on behalf of trade debtors. The Company does not provide allowance for notes receivable in the absence of bad debt experience and the high credit quality of the banks.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of accounts receivable. Credit risk concentration with respect to accounts receivables is reduced because a diverse number of customers make up the Company’s customer base.
Inventories
Inventory is stated at the lower of cost or market, with cost determined by using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of December 31, 2015 and 2014, the Company had finished goods for the continuing operation of $4,985 and nil, respectively.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Fair Value of Financial Instruments
The Company’s financial instruments primarily consist of cash and cash equivalents, accounts and notes receivable, accounts payable, other payables, and short-term debt from related parties.
As of the balance sheet dates, the estimated fair value of these financial instruments were not materially different from their carrying values as presented due to the short maturities of these instruments.
The fair value measurement accounting standard defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosure requirements for fair value measures. The three levels are defined as follows:
• Level 1	inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
• Level 2
inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

• Level 3	inputs to the valuation methodology are unobservable and significant to the fair value.

Comprehensive Income (Loss)

U.S. GAAP generally requires that recognized revenue, expenses, gains and losses be included in net income or loss. Although certain changes in assets and liabilities are reported as separate components of the equity section of the consolidated balance sheet, such items, along with net income or loss, are components of comprehensive income or loss. The components of other comprehensive income or loss consist of foreign currency translation adjustments.
Revenue Recognition
Service revenue is recognized when persuasive evidence of an arrangement exists, service has been provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Rental income relates to the rental of mounting halls and memorial tablets at the Company’s funeral parlors which is recognized on a straight-line basis over the terms of the respective leases. In accordance with the Company’s standard lease terms, rental payments of memorial tablets are generally payable yearly. Deferred income represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants. As of December 31, 2015, the deferred income is $4,247.  There was no deferred income at December 31, 2014.
Income Taxes
The Company accounts for income taxes in accordance with the accounting standard issued by the Financial Accounting Standard Board (“FASB”) for income taxes. Under the asset and liability method as required by this accounting standard, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The charge for taxation is based on the results for the reporting period as adjusted for items which are non-assessable or disallowed. It is calculated using tax rates that have been enacted or substantively enacted by the balance sheet date. The effect on deferred income taxes of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recognized if it is more likely than not that some portion, or all of, a deferred tax asset will not be realized.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Under the accounting standard regarding accounting for uncertainty in income taxes, a tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. U.S. GAAP also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transition.
Operating Leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Payments made under operating leases are charged to the statements of income on a straight-line basis over the lease periods.
Basic and Diluted (Loss) Per Share
Basic (loss) per share of common stock is computed by dividing net income (loss) available to common stockholders (numerator) by the weighted average number of shares of common stock outstanding (denominator) during the year. Diluted earnings per share gives effect to all dilutive potential shares of common stock outstanding during the year using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted earnings per share, the average stock price for the year is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Dilutive potential shares are excluded from the computation of diluted earnings per share if their effect is anti-dilutive. There were no options, warrants or other instruments convertible into common stock outstanding for the years ended December 31, 2015 and 2014; therefore, basic and diluted earnings or loss per share of common stock are the same.
The following is a reconciliation of the basic and diluted earnings per share computation:
	Year ended December 31,
	2015	2014

Loss from continuing operations, net of taxes	$(248,671)	$(122,112)
Loss from discontinued operations, net of taxes	-	(23,724)
Net loss	$(248,671)	$(145,836)

Weighted average number of shares outstanding:
Basic and diluted	39,346,576	12,500,001

Loss per share: Basic and diluted
From continuing operations	$(0.01)	$(0.01)
From discontinued operations	(0.00)	(0.00)
Basic and diluted	$(0.01)	$(0.01)

Recent Accounting Pronouncements
In August 2014, the FASB issued Presentation of Financial Statements — Going Concern. This standard requires management to evaluate for each annual and interim reporting period whether it is probable that the reporting entity will not be able to meet its obligations as they become due within one year after the date that the financial statements are issued. If the entity is in such a position, the standard provides for certain disclosures depending on whether or not the entity will be able to successfully mitigate its going concern status. This guidance is effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15, 2016. Early application is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

The FASB has issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. The Company is in the process of evaluating the impact of adoption of this guidance on the consolidated financial statements.
The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position, results of operations, or cash flows.
In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) - Amendments to the Consolidation Analysis”, which provides guidance for reporting entities that are required to evaluate whether they should consolidate certain legal entities. In accordance with ASU 2015-02, all legal entities are subject to reevaluation under the revised consolidation model. ASU 2015-02 is effective for public business entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.
In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.
In September 2015, the FASB issued ASU No. 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. To simplify the accounting for adjustments made to provisional amounts recognized in a business combination, the amendments eliminate the requirement to retrospectively account for those adjustments. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments should be applied prospectively to adjustments to provisional amounts that occur after the effective date with earlier application permitted for financial statements that have not been issued. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

In November 2015, the FASB issued ASU No. 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes, which simplifies the presentation of deferred income taxes by requiring deferred tax assets and liabilities to be classified as noncurrent on the balance sheet. The amendments in this update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company does not anticipate that this adoption will have a significant impact on its consolidated financial position, results of operations, or cash flows.
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company is in the process of evaluating the impact of adoption of this ASU on the consolidated financial statements.
Note 3 – Discontinued Operations
In June 2014, the Company changed its business from selling enzyme products to engaging in the business of funeral management services, and the only revenues from the enzyme products operation subsequent to June 2014 represented sales of inventory on hand.  On October 2, 2015, the Company determined to completely cease the enzyme products operations. Thereafter, the Company was engaged in one single operating segment consisting of funeral management service in Taiwan. The enzyme products operations have been segregated and reported as discontinued operations for all the periods presented in the Company’s consolidated financial statements.
The carrying amounts of the major classes of assets and liabilities of the discontinued operation as of December 31, 2014 were as follows:

Inventories	$870
Current assets	870
Total assets	870

Accrued expenses and other payables	(5,361)
Accrued expenses and other payables - related party	(1,101)
Current liabilities	(6,462)
Total liabilities	$(6,462)

Summary of the operating results for the year end December 31, 2014 from discontinued operation were as follows:

Year ended December 31, 2014
Net revenue from discontinued operation	$1,556
Loss on discontinued operations, net of tax	$(23,724)

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note 4 – Prepaid Expenses and Other Current Assets

The Company’s prepaid expenses and other current assets consisted of the following:

	December 31,
	2015	2014
Rental deposits	$12,120	$-
Other prepayments	7,808	1,664
	19,928	1,664
Less: Rental deposits - non-current assets	(9,696)	-
Prepaid expenses and other current assets	$10,232	$1,664

 Note 5 – Short-term Debt – Related Parties

The Company’s short-term debt from related parties consisted of the following:

	December 31,
	2015	2014
Loans from former related party	$149,500	$149,500
Loans from chief executive officer	145,440	-
Loans from Taiwan Life, Inc.	151,459	-
Loans from Taiwan Life Funeral Enterprises Ltd.	9,090	9,438
	$455,489	$158,938

The Company’s chief executive officer is chairman of and owns a 20% equity interest in Taiwan Life, Inc.
The Company’s chief executive officer is chairman of and owns a 45% equity interest in Taiwan Life Funeral Enterprises Ltd.
All of these loans are interest free, unsecured and are payable on demand.
 Note 6 – Accrued Expenses and Other Payables
The Company’s accrued expenses and other payables consisted of the following:

	December 31,
	2015	2014
Accrued professional fees	$66,050	$108,237
Accrued staff costs and staff benefits	26,225	-
Accrued subcontracting costs	4,303	-
Value added tax and miscellaneous taxes payables	695	-
Others	3,299	-
	$100,572	$108,237

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note 7 – Stockholders’ Equity
On June 9, 2015, the Company issued a total of 47,800,000 shares of common stock for a total cash consideration of $999,020, or $0.0209 per share.  The Company’s chief executive officer and a company controlled by the chief executive officer purchased 40,560,000 of these shares. As a result of the stock purchase, the chief executive’s beneficial ownership in the Company’s common stock increased from approximately 10% to approximately 69%.
Note 8 – Income Taxes
Jishanye is a holding company with no business other than holding an equity interest of Jishanye Taiwan.  Jishanye is subject to income tax in United States with a statutory income tax rate of 34%. Jishanye Taiwan is subject to income tax in Taiwan with a statute income tax rate of 17%. Jishanye HK, which has not commenced operations, is subject to a profits tax in Hong Kong with a statutory income tax rate of 16.5%. No provision for income taxes has been recognized for the fiscal year ended December 31, 2015 and 2014 as the Company, Jishanye Taiwan and Jishanye HK did not incur any assessable income for the year.
The following table reconciles the U.S. statutory rates to the Company’s effective tax rate for the years ended December 31, 2015 and 2014:
	2015	2014
U.S. Statutory rates	34.0%	34.0%
Foreign income not recognized in USA	(34.0)	(34.0)
Taiwan income taxes	17.0	17.0
Valuation allowance	(17.0)	(17.0)
Effective income taxes	-%	-%

The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2025 through 2035, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. As of December 31, 2015 and 2014, the Company had net operating losses carryforward of $357,311 and $358,691, respectively.
Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at December 31, 2015 and 2014 are presented below:
	2015	2014
Deferred tax asset
Net operating loss carry forwards	$94,564	$83,214
Less: valuation allowance	(94,564)	(83,214)
Net deferred tax asset	$-	$-

Note 9 – Related Party Transactions

Pursuant to an employment agreement between the Company and its former chief executive and financial officer, dated September 1, 2012, the former chief executive and financial officer earned a salary of NTD 32,000 (approximately $1,100) per month, which was subsequently increased to NTD 35,000 (approximately $1,133).  The agreement provides that either party may terminate the agreement with at least 30 days prior notice. This agreement was terminated in July 2015. The Company incurred salary of $6,615 and $13,907 for the year ended December 31, 2015 and 2014, respectively.
During the year ended December 31, 2015, the Company also incurred referral commissions of $711 and $403 to the chief executive officer and a director of Jishanye Taiwan, respectively. No commissions were paid in the year ended December 31, 2014.
See Note 10 in connection with lease transactions with related parties.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note 10 – Commitments and Contingencies
Operating leases
On May 27, 2015, the Company leased the premises for a funeral parlor under a five-year lease agreement, for the period from June 1, 2015 to May 1, 2020 with an initial  monthly rental of NTD 155,000 (approximately $4,697), which increases to NTD 157,550 (approximately $4,774) on June 1, 2017 and to NTD 160,177 (approximately $4,853) on June 1, 2019.  Pursuant to the lease agreement, a company of which the Company’s chief executive officer is chairman and in  which he holds a 20% equity interest issued a promissory note to guarantee the payment of NTD 500,000 (approximately $15,150) as security in the event the Company terminates the lease prior to expiration.
On August 1, 2015, the Company leased premises for another funeral parlor under a lease agreement with a one year term, for the period from August 1, 2015 to July 1, 2016 with a monthly rental of  NTD 40,000 (approximately $1,212).
During the third quarter of 2015, the Company leased three office premises from related parties for five-year terms.  The Company leased offices from its chief executive officer at a monthly rental of NTD 15,000 (approximately $455), from a company in which the chief executive officer is chairman and holds a 20% equity interest, at a monthly rental of NTD 10,000 (approximately $303), and from a director of its subsidiary for a monthly rental NTD 15,000 (approximately $455).
Total rental expenses for the year end December 31, 2015 was $47,025, of which $6,606 was paid to related parties. There was no rental expense in the year ended December 31, 2014.
The minimum future lease payments for the next five years and thereafter are as follows:
Year ending December 31:	Related parties	Unrelated parties	Total

2016	$14,544	$64,842	$79,386
2017	14,544	56,899	71,443
2018	14,544	57,285	71,829
2019	14,544	57,842	72,386
2020	8,181	19,413	27,594
	$66,357	$256,281	$322,638
Contingencies
The Company has obtained the relevant government approval to operate funeral management business in Taiwan, although it does not have permits for its funeral parlors.  Funeral parlors in Taiwan, including the ones operated by the Company, are generally unable to comply with the strict statutory requirements, for example, about the locations of funeral parlors relative to other public facilities like schools and hospitals. The non-compliance may result in fines and suspension of business. Although the potential penalties for violation of these regulations may be significant, the Company believes that non-compliance would not have significant impact on the Company’s operations or its operating results.
Note 11 - Segment Reporting
The Company measures segment loss as loss from continuing operations less depreciation and amortization.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s CEO in determining the performance of the business.
Prior to January 1, 2015, the Company operated in two operating and reporting segments, enzymes products trading and funeral management services. The enzymes products trading business segment completely ceased in October 2015, as a result of which it has been classified as a discontinued operation for all periods presented. As of December 31, 2015 and 2014, funeral management services is the Company’s only operating segment.

The Company does not have material long-lived assets located in countries other than Taiwan, and the Company’s revenue is generated solely from services rendered in Taiwan during the years ended December 31, 2015 and 2014.

Jishanye, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2015 and 2014

Note 12 - Concentration of Risks
The Company’s operations are carried out in Taiwan and its operations in Taiwan are subject to specific considerations and significant risks not typically associated with companies in North America and Western Europe. These include risks associated with, among others, the political, economic and legal environments and foreign currency exchange and the enforcement of regulations relating to the operation of funeral parlors. The Company’s results may be adversely affected by changes in government policies regarding laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things.
Financial instruments that subject the Company to a concentration of credit risk consist of cash and accounts and notes receivable. The Company maintains balances at financial institutions located in Taiwan. From time-to-time, cash balances in Taiwan may exceed the deposit insurance limits of NTD 3 million (approximately $90,900) for the banks and financial institutions located in Taiwan. As of December 31, 2015 and 2014, the Company had deposits in excess of insured limits totaling $942,310 and nil, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks to the cash in its bank accounts.
During the year ended December 31, 2015, none of the Company’s customers has contributed 10% or more of the Company’s total revenues.
During the year ended December 31, 2014, one customer accounted for all of the Company’s revenues.
One major vendor provided approximately18% of total purchases by the Company during the year ended December 31, 2015. The Company had no accounts payable due to these vendors as of December 31, 2015.  There were no purchases by the Company for the continuing operation during the year ended December 31, 2014.
Note 13.  Subsequent Events
On April 11, 2016, the Company entered into employment agreements with Mr. Chun-Hao Chang, its chief executive officer, and Ms. Mei-Chun Lin, its chief financial officer, pursuant to which the Company will pay Mr. Chang an annual salary of NTD1,200,000, or approximately $36,400, and pay Ms. Lin an annual salary of NTD600,000, or approximately $18,200.  The agreements have a term commencing April 11, 2016 through April 30, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on written notice given not later than 90 days prior to the expiration of the initial term or any one-year extension.

Exhibit 21.1

Subsidiaries

1. Jishanye, Inc., a Taiwan limited liability company

2. Hongkong Jishanye Limited, a Hong Kong limited liability company