Form 10-Q
period 2016-03-31
Jishanye, Inc.
filed 2016-05-18
CIK 1569737

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
 OR
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

As of May 16, 2016, there were 60,300,001 shares of common stock issued and outstanding.

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

These factors include, but are not limited to, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our annual report on Form 10-K for the year ended December 31, 2015 and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and information contained in other reports that we file with the SEC. Most of these factors are difficult to predict accurately and are generally beyond our control.  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward looking statements.  You should consider the areas of risk described in connection with any forward-looking statements that may be made herein. Forward-looking statements represent our estimates and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report, or that we filed as exhibits to this report completely and with the understanding that our actual future results may be materially different from what we expect.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to Jishanye, Inc., and its subsidiaries unless the context indicates otherwise.

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

PART I.  FINANCIAL INFORMATION

ITEM	1. FINANCIAL STATEMENTS

Jishanye, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2016	December 31, 2015
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$1,070,008	$1,041,119
Accounts and notes receivable	6,654	1,466
Inventories	908	4,985
Prepaid expenses and other current assets	5,664	10,232
Total current assets	1,083,234	1,057,802

Rental deposits	11,966	9,696
Total assets	$1,095,200	$1,067,498

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$34,201	$9,141
Accrued expenses and other payables	125,231	100,572
Short-term debt - related parties	539,010	455,489
Deferred income	4,537	4,247
Total current liabilities	702,979	569,449

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 60,300,001 shares issued and outstanding as of March 31, 2016 and December 31, 2015	6,030	6,030
Additional paid-in capital	1,092,990	1,092,990
Accumulated other comprehensive income (loss)	1,472	6,391
Accumulated deficit	(708,271)	(607,362)
Total stockholders’ equity	392,221	498,049

Total liabilities and stockholders’ equity	$1,095,200	$1,067,498

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jishanye, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive (Loss)
(Unaudited)

	Three Months Ended March 31,
	2016	2015

Revenues	$176,173	$-

Cost of revenues	125,413	-

Gross profit	50,760	-

Operating Expenses:
Selling	19,822	-
General and administrative	141,506	38,737
Total operating expense	161,328	38,737
Loss from operations	(110,568)	(38,737)

Other income (expense):
Interest income	250	-
Other income	9,409	-
Total other income (expense)	9,659	-

Loss before tax	(100,909)	(38,737)
Income taxes	-	-
Net loss	(100,909)	(38,737)

Other comprehensive income (loss)
Foreign currency translation loss	(4,919)	(91)
Total comprehensive loss	$(105,828)	$(38,828)

Weighted average number of shares outstanding:
Basic and diluted	60,300,001	12,500,001

Loss per share

Basic and diluted	(0.00)	(0.00)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jishanye, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
 (Unaudited)
	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities
Net loss	$(100,909)	$(38,737)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts and notes receivable	(5,052)	-
Inventories	4,111	-
Prepaid expenses and other current assets	2,712	-
Accounts payable	24,355	-
Accrued expense and other payables	22,580	30,975
Deferred income	187	-
Net cash used in operating activities	(52,016)	(7,762)

Cash flows from financing activities
Proceeds from short-term debt - related parties	74,804	20
Net cash provided by financing activities	74,804	20
Effect of change on cash and cash equivalents	6,101	(91)

Net increase (decrease) in cash	28,889	(7,833)

Cash and cash equivalents, beginning of period	1,041,119	12,387

Cash and cash equivalents, end of period	$1,070,008	$4,554

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Jishanye, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2016 (unaudited)

Note 1 - Organization
Jishanye, Inc. (“Jishanye” or the “Company”) is a Delaware corporation incorporated on April 12, 2012 under the name of Yambear Bio-tech, Inc.  The Company changed its corporate name to Jishanye, Inc. on October 25, 2013.  The Company established a wholly-owned subsidiary, Jishanye (Taiwan), Inc. (“Jishanye Taiwan”), a Taiwan limited liability company, on August 17, 2012.  On September 30, 2015, the Company formed a wholly-owned subsidiary, Hongkong Jishanye Limited (“Jishanye HK”), in Hong Kong. Jishanye HK is a limited liability company which the Company formed to hold the equity investment in its proposed business activities in the People’s Republic of China. As of March 31, 2016, Jishanye HK has not commenced operations.
The Company, through its subsidiary, Jishanye Taiwan, provides funeral management services to families in Taiwan. During the second half of 2015, the Company expanded the funeral management business by increasing its personnel, renting premises for funeral parlors and expanding our range of services. The Company began to generate revenue from funeral management services in the third quarter of 2015.  Funeral management services business in Taiwan include a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices.  In Taiwan, funeral parlors generally use one of two different formats.  One type of funeral parlor, known as a binyiguan, is a funeral parlor in the traditional sense and these funeral parlors hold the body of the deceased and prepare the body for burial or cremation.  The other type is a litang, which similar to a small scale auditorium.  Although the body may be brought to the litang for a short period of time, usually for no more than one to two hours on any particular day, the litang provides a place for friends and relatives to visit the family of the deceased, without the presence of the body. The Company’s funeral parlors are of the litang variety, and the Company does not maintain the body during the mourning period or prepare the body for burial or cremation at its funeral parlors.  The Company’s funeral management services include providing the necessary setting and personnel to meet the grieving family’s religious and cultural preferences.
Prior to June 2014, the Company’s principal business was the sale of enzyme products to the public in Taiwan.  In October 2015, the Company discontinued the enzyme product business, and the results of such business are reflected as a discontinued operation in our condensed consolidated financial statements. There was no operating result related to the discontinued operation during the three months ended March 31, 2015.
Note 2 - Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements and related footnotes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and in accordance with the rules and regulations of the United States Securities and Exchange Commission (the “SEC”) with respect to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited condensed consolidated financial statements furnished reflect all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position as of March 31, 2016 and the results of operations and cash flows for the periods ended March 31, 2016 and 2015. The interim financial data and other information related to these periods are unaudited. The results for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2016. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2015, which are included in the annual report on the Form 10-K, filed with the SEC on April 14, 2016.
Principles of Consolidation
The accompanying consolidated financial statements include the financial statements of Jishanye and its wholly-owned subsidiaries, Jishanye Taiwan and Jishanye HK. All significant intercompany transactions and balances were eliminated in consolidation.

Jishanye, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2016 (unaudited)
Note 2 - Summary of Significant Accounting Policies (Continued)
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
Foreign Currency Translation
The reporting currency of the Company is the United States Dollars (“$” or “United States dollar”).  The functional currency of the Company is the U.S. dollars and the functional currency of the Company’s operating subsidiary, Jishanye Taiwan, is the New Taiwanese Dollar (“NTD”).  The accompanying condensed consolidated financial statements are presented in United States dollars. For the operating subsidiary, results of operations and cash flows are translated from its functional currency to U.S. dollars at the average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. All of the Company’s revenue transactions are transacted in NTD, the functional currency of the operating subsidiary.
Cash and Cash Equivalents
Cash and cash equivalents include cash in hand and on deposit with banks.
Accounts and Notes Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. Notes receivable are pre-dated checks received from trade debtors for settlement. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2016 and December 31, 2015, there was no allowance for uncollectible accounts and notes receivable.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash and equivalents and accounts receivable. Credit risk concentration with respect to accounts receivables is reduced because a diverse number of customers make up the Company’s customer base.
The Company maintains cash with banks in Taiwan.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD 3,000,000 insured in a bank.
As of March 31, 2016 and December 31 2015, approximately $132,000 and $91,000 of the Company’s cash and equivalents held by financial institutions, was insured, and the remaining balance of approximately $899,000 and $942,000, was not insured.
Inventories
Inventories are stated at the lower of cost or market, with cost determined by using the average cost method. Management compares the cost of inventory with its market value and an allowance is made to write down inventory to market value, if lower. As of March 31, 2016 and December 31, 2015, the Company had finished goods for the continuing operation of $908 and 4,985, respectively.

Jishanye, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2016 (unaudited)

Note 2 - Summary of Significant Accounting Policies (Continued)
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
In accordance with the Company’s standard lease terms, rental payments of memorial tablets are generally payable yearly. Deferred income represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants. As of March 31, 2016 and December 31, 2015, the Company had deferred income of $4,537 and $4,247, respectively.
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
Note 3 – Prepaid Expenses and Other Current Assets
The Company’s prepaid expenses and other current assets consisted of the following:
	March 31,	December 31,
	2016	2015
	(unaudited)
Rental deposits	$14,446	$12,120
Other prepayments	3,184	7,808
	17,630	19,928
Less: Rental deposits - non-current assets	(11,966)	(9,696)
Prepaid expenses and other current assets	$5,664	$10,232

Jishanye, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2016 (unaudited)

Note 4 – Short-term Debt – Related Parties

The Company’s short-term debt from related parties consisted of the following:

	March 31,	December 31,
	2016	2015
	(unaudited)
Loans from former chief executive officer	$149,500	$149,500
Loans from chief executive officer	226,300	145,440
Loans from Taiwan Life, Inc.	153,910	151,459
Loans from Taiwan Life Funeral Enterprises Ltd.	9,300	9,090
	$539,010	$455,489

The Company’s chief executive officer is chairman of and owns a 20% equity interest in Taiwan Life, Inc.
The Company’s chief executive officer is chairman of and owns a 45% equity interest in Taiwan Life Funeral Enterprises Ltd.
All of these loans are interest free, unsecured and are payable on demand.
Note 5 – Accrued Expenses and Other Payables
The Company’s accrued expenses and other payables consisted of the following:
	March 31,	December 31,
	2016	2015
	(unaudited)
Accrued professional fees	$89,050	$66,050
Accrued staff costs and staff benefits	30,865	26,225
Accrued subcontracting costs	-	4,303
Value added tax and miscellaneous taxes payables	2,013	695
Others	3,303	3,299
	$125,231	$100,572

Note 6 – Income Taxes

Jishanye is a holding company with no business other than holding an equity interest of Jishanye Taiwan.  Jishanye is subject to income tax in United States with a statutory income tax rate of 34%. Jishanye Taiwan is subject to income tax in Taiwan with a statute income tax rate of 17%. Jishanye HK, which has not commenced operations, is subject to a profits tax in Hong Kong with a statutory income tax rate of 16.5%. No provision for income taxes has been recognized for the three months ended March 31, 2016 and 2015 as the Company, Jishanye Taiwan and Jishanye HK did not incur any assessable income for the period.
The Company has tax losses that may be applied against future taxable income. The potential tax benefits arising from these loss carry forwards, which expire beginning the year 2025 through 2036, are offset by a valuation allowance due to the uncertainty of profitable operations in the future. As of March 31, 2016 and December 31, 2015, the Company had net operating losses carry-forward of $459,470 and $357,311, respectively.
Tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 2016 and December 31, 2015 are presented below:
	March 31, 2016	December31, 2015
	(unaudited)
Deferred tax asset
Net operating loss carry forwards	$118,325	$94,564
Less: valuation allowance	(118,325)	(94,564)
Net deferred tax asset	$-	$-

Jishanye, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2016 (unaudited)

Note 7 – Related Party Transactions
Pursuant to an employment agreement between the Company and its former chief executive and financial officer, dated September 1, 2012, the former chief executive and financial officer earned a salary of NTD 32,000 (approximately $1,100) per month, which was subsequently increased to NTD 35,000 (approximately $1,133).  The agreement provides that either party may terminate the agreement with at least 30 days prior notice. This agreement was terminated in July 2015. The Company incurred salary of nil and $1,121 for the three months ended March 31, 2016 and 2015, respectively.
See Note 4 in connection with short-term debt - related parties and Note 8 in connection with lease transactions with related parties.
Note 8 – Commitments and Contingencies
Operating leases
On May 27, 2015, the Company leased the premises for a funeral parlor under a five-year lease agreement, for the period from June 1, 2015 to May 1, 2020 with an initial monthly rental of NTD 155,000 (approximately $4,805), which increases to NTD 157,550 (approximately $4,885) on June 1, 2017 and to NTD 160,177 (approximately $4,965) on June 1, 2019.  Pursuant to the lease agreement, a company of which the Company’s chief executive officer is chairman and in which he holds a 20% equity interest issued a promissory note to guarantee the payment of NTD 500,000 (approximately $15,000) as security in the event the Company terminates the lease prior to expiration.
On August 1, 2015, the Company leased premises for another funeral parlor under a lease agreement with a one year term, for the period from August 1, 2015 to July 1, 2016 with a monthly rental of NTD 40,000 (approximately $1,240).
During the third quarter of 2015, the Company leased three office premises from related parties for five-year terms.  The Company leased offices from its chief executive officer at a monthly rental of NTD 15,000 (approximately $465), from a company in which the chief executive officer is chairman and holds a 20% equity interest, at a monthly rental of NTD 10,000 (approximately $310), and from a director of its subsidiary for a monthly rental NTD 15,000 (approximately $465).
On February 1, 2016, the Company leased another office under a lease agreement with approximately five year term, for the period from February 1, 2016 to September 30, 2020 with a monthly rental of NTD 33,000 (approximately $1,023).
Total rental expenses for the three months ended March 31, 2016 and 2015 was $23,438 and nil, respectively, of which $3,648 and nil was paid to related parties.
The minimum future lease payments for the next five years and thereafter are as follows:
Period ending March 31:	Related parties	Unrelated parties	Total

2017	$14,880	$62,620	$77,500
2018	14,880	58,451	73,331
2019	14,880	58,609	73,489
2020	14,880	59,423	74,303
2021	4,650	4,965	9,615
	$64,170	$244,068	$308,238

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

Jishanye, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2016 (unaudited)

Note 9 - Segment Reporting
The Company measures segment loss as loss from operations less depreciation and amortization.  The reportable segments are components of the Company which offer different products or services and are separately managed, with separate financial information available that is separately evaluated regularly by the Company’s CEO in determining the performance of the business.
As of March 31, 2016 and 2015, funeral management services is the Company’s only operating segment.
 The Company does not have material long-lived assets located in countries other than Taiwan, and the Company’s revenue is generated solely from services rendered in Taiwan during the three months ended March 31, 2016 and 2015.
Note 10 – Subsequent events
On April 11, 2016, the Company entered into employment agreements with Mr. Chun-Hao Chang, its chief executive officer, and Ms. Mei-Chun Lin, its chief financial officer, pursuant to which the Company will pay Mr. Chang an annual salary of NTD 1,200,000, or approximately $37,200, and pay Ms. Lin an annual salary of NTD 600,000, or approximately $18,600.  The agreements have a term commencing April 11, 2016 through April 30, 2019 and continuing on a year-to-year basis thereafter unless terminated by either party on written notice given not later than 90 days prior to the expiration of the initial term or any one-year extension.

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
Funeral management services business in Taiwan include a range of services to grieving families, which include providing a place for mourners to visit, maintaining the body during the mourning period in a manner consistent with both religious and cultural practices.  In Taiwan, funeral parlors generally offer two types of services. One type of funeral parlor, known as a binyiguan, is a funeral parlor in the traditional sense and these funeral parlors hold the body of the deceased and prepare the body for burial or cremation.  The other type, known as a litang, is similar to a small scale auditorium.  Our funeral parlors are of the litang variety. A funeral parlor may have several litangs.  In our funeral parlor in Kaohsiung, we have two private litangs, and in our funeral parlor in Taipei, we have four private litangs and one larger public use litang which can be used by up to 22 families.  Although the body may be brought to the litang for a short period of time, usually for no more than one to two hours on any day, the litang provides a place for friends and relatives to visit the family of the deceased, without the presence of the body.  Since our funeral parlor in Taipei is on the second floor of a building, the body is rarely brought to the litang.  We do not maintain the body during the mourning period or prepare the body for burial or cremation at our funeral parlors.  Our funeral management services including providing the necessary setting and personnel to meet the grieving family’s religious and cultural preferences.
We expanded our business in Taiwan by opening a new office in Tainan in April 2016.  We are also taking the initial steps toward offering funeral management services in the PRC; however, we do not have a timetable for commencing operations in the PRC, and we cannot assure you that we will be able operate in the PRC or that any operations we commence in the PRC will be successful.
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
Prior to June 2014, our principal business was the sale of enzyme products to the public in Taiwan.  On October 2, 2015, we determined to completely cease our enzyme products operations and treat it as a discontinued operation.   We did not have any business activity with respect to enzyme products during the three months ended March 31, 2016 or 2015.
Results of Operations
Three Months ended March 31, 2016 and 2015
Revenues. For the three months ended March 31, 2016, we had revenues of $176,173.  We did not generate any revenues from our funeral services business until the third quarter of 2015, and, thus, we did not have any revenue in the three months ended March 31, 2015.  During the three months ended March 31, 2016, we generated service revenue from the provision of funeral services, and rental income from mounting halls and memorial tablets at our funeral parlors.
Cost of revenues. For the three months ended March 31, 2016, our cost of revenues was $125,413.  Cost of revenues primarily reflects direct staff costs, rental expenses for our funeral parlors and materials directly incurred for our services.
Selling expenses. We had selling expenses of $19,822 for three months ended March 31, 2016.  Our selling expenses during 2016 primarily related to the commissions paid to third party sales agents.  Since we did not have any active business activity during the three months ended March 31, 2015, we did not incur selling expenses during the three months ended March 31, 2015.

General and administrative expenses. For the three months ended March 31, 2016 and 2015, we had general and administrative expenses of $141,506 and $38,737, respectively. The increase of $102,769, or 265.3%, reflected the expansion of our funeral management service since the second half of 2015, including additional expenses for hiring new administrative staff and renting the executive offices and funeral parlors in Taiwan.
Other income (expense):  For the three months ended March 31, 2016, we had other income of $9,659, which represented  commissions we received for referring clients to other facilities when our facilities were either not available or not in a convenient location for the family or to cemetery plots or urn cemeteries offered by third parties..  We did not have any other income during the three months ended March 31, 2015.
Loss and comprehensive loss.  As a result of the foregoing, we had net loss of $100,909, or $0.00 per share (basic and diluted) for the three months ended March 31, 2016 and $38,737, or $0.00 per share (basic and diluted) for the three months ended March 31, 2015.  As a result of foreign currency translation losses, our comprehensive loss was $105,828 for the three months ended March 31, 2016 and $38,828 for the three months ended March 31, 2015.
Liquidity and Capital Resources
At March 31, 2016, we had working capital of $380,255, as compared with $488,353 at December 31, 2015. The decrease in working capital primarily resulted from the loss from operations during the three months ended March 31, 2016.
We used $52,016 and $7,762 of cash in our operations for the three months ended March 31, 2016 and 2015, respectively.  For the three months ended March 31, 2016, our cash flow used in operating activities primarily reflected our net loss of $100,909, the increase in accounts and notes receivable of $5,052 and partially offset by the decrease in inventories of $4,111, the decrease in prepaid expenses and other current assets of $2,712, the increase in accounts payables of $24,355 and the increase in accrued expenses and other payables of $22,580. For the three months ended March 31, 2015, our cash flow used in operating activities principally reflected our net loss of $38,737 and partially offset by the increase in accrued expenses and other payables of $30,975.
We received cash of $74,804 from financing activities for the three months ended March 31, 2016, which represented the short-term loans from our chief executive officer. We received $20 of cash in financing activities for the three months ended March 31, 2015, resulted from loans from a company controlled by our chief executive officer.
We believe that our available cash provides us with sufficient funds for our short-term operations.  To the extent we seek to expand our business, particularly if we take active steps to commence operations in the PRC, and to the extent that we continue to sustain losses and negative cash flow from our operations, we expect that may require additional funding in the near future.
Critical Accounting Policies
Our condensed consolidated financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“U.S. GAAP”). U.S. GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expenses amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to U.S. GAAP and are consistently applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances.  Specific estimates include the collectability of accounts receivable, the valuation of inventory and deferred income tax.  Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our condensed consolidated financial statements.
We believe the following are among the most critical accounting policies that impact our condensed consolidated financial statements:

Revenue Recognition
Service revenue is recognized when persuasive evidence of an arrangement exists, service has been provided, the fee is fixed or determinable, and collectability is probable. Payments received before all of the relevant criteria for revenue recognition are satisfied are recorded as advances from customers. Rental income relates to the rental of mounting halls and memorial tablets at the Company’s funeral parlors which is recognized on a straight-line basis over the terms of the respective leases. In accordance with our standard lease terms, rental payments of memorial tablets are generally payable yearly. Deferred income represents the cumulative difference between rental revenue as recorded on a straight line basis and rents received from the tenants. As of March 31, 2016 and December 31, 2015, we had deferred income of $4,537 and $4,247, respectively.
Accounts and Notes Receivable
Accounts receivable are recorded at the invoiced amount, net of allowances for doubtful accounts and sales returns. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentration, customer credit worthiness, current economic trends and changes in customer payment patterns to determine if the allowance for doubtful accounts is adequate. Notes receivable are pre-dated checks received from trade debtors for settlement. An estimate for doubtful accounts is made when collection of the full amount is no longer probable. Delinquent account balances are written-off after management has determined that the likelihood of collection is not probable and known bad debts are written off against the allowance for doubtful accounts when identified. As of March 31, 2016 and December 31, 2015, there was no allowance for uncollectible accounts and notes receivable.
Foreign Currency Translation
Our reporting currency and functional currency is the U.S. dollar, and the functional currency of our operating subsidiary is the NTD. For our subsidiary, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the unified exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts relating to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive income. The cumulative translation adjustment and effect of exchange rate changes on cash for the three months ended March 31, 2016 and 2015 was $(4,919) and $(91), respectively. Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates. Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in the results of operations as incurred.
All of our revenue transactions are transacted in the functional currency of the operating subsidiary. We do not enter into any material transaction in foreign currencies. Transaction gains or losses have not had, and are not expected to have, a material effect on the results of our operations.
Asset and liability accounts at March 31, 2016 and December 31, 2015 were translated at NTD 32.26 to $1.00 and NTD 30.03 to $1.00, respectively, which were the exchange rates on the balance sheet dates. Equity accounts were stated at their historical rate. The average translation rates applied to the statements of income for the three months ended March 31, 2016 and 2015 were NTD 32.89 to $1.00 and NTD 31.50 to $1.00, respectively. Cash flows from our operations are calculated based upon the local currencies using the average translation rate. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (Loss).
Recent Accounting Pronouncements
We do not expect adoption of the new accounting pronouncements will have a material effect on our condensed consolidated financial statements.
Off-Balance Sheet Arrangements
None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.
Not Applicable.
ITEM 4. CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures at March 31, 2016.  The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by us in the reports, such as this report, that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we files or submits under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, Mr. Chun-Hao Chang, our chief executive officer, and Ms. Mei-Chun Lin, our chief financial officer, concluded that as of March 31, 2016, our disclosure controls and procedures were not effective.
As we disclosed in our Annual Report on Form 10-K, during our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified that there are material weaknesses in our internal control over financial reporting. Specifically, we did not have appropriate policies and procedures in place to evaluate the proper accounting and disclosures of key documents and agreements. We also currently lack sufficient accounting personnel with the appropriate level of knowledge, experience and training in U.S. GAAP and SEC reporting requirements, and we do not have independent directors or an audit committee.
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
Changes in Internal Controls over Financial Reporting
There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 18, 2016	By:	/s/ Chun-Hao Chang
	Name:	Chun-Hao Chang
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2016	By:	/s/ Mei-Chun Lin
	Name:	Mei-Chun Lin
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)